Form 10-Q
period 2022-06-30
D-Wave Quantum Inc.
filed 2022-08-26
CIK 1907982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ and ____________
Commission file number 001-41468

________________________
D-WAVE QUANTUM INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	88-1068854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3033 Beta Avenue, Burnaby, British Columbia, Canada	V5G 4M9
(Address of Principal Executive Offices)	(Zip Code)
(604) 630-1428
Registrant's telephone number, including area code
(Former name, former address and former fiscal year, if changed since last report)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	QBTS	New York Stock Exchange
Warrants, each whole warrant exercisable for 1.4541326 shares of Common Stock at an exercise price of $11.50	QBTS.WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 23, 2022, the registrant had 61,598,331 shares of common stock at par value $0.0001 outstanding. In addition, there were 48,409,641 exchangeable shares outstanding as of August 23, 2022, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference may constitute “forward-looking statements” for purposes of the federal securities laws. Unless otherwise indicated or the context otherwise requires, all references in this Report to the terms “D-Wave” and the “Company” refer to D-Wave Quantum Inc., together with its subsidiaries. Our forward-looking statements include, but are not limited to, statements regarding D-Wave”) and D-Wave’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “would,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Forward-looking statements in this Report may include, for example, statements about:

•D-Wave's future growth and innovations;
•the increased adoption of quantum computing solutions and expansion of related market opportunities and use cases;
•the estimated total addressable market (“TAM”) for quantum computing and expectations regarding product development and functionality;
•D-Wave’s financial and business performance, including financial projections and business metrics;
•changes in D-Wave’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•the ability of D-Wave’s products and services to meet customers’ compliance and regulatory needs;
•D-Wave’s ability to attract and retain qualified employees and management;
•D-Wave’s ability to develop and maintain its brand and reputation;
•developments and projections relating to D-Wave’s competitors and industry;
•the impact of health epidemics, including the COVID-19 pandemic, on D-Wave’s business and the actions D-Wave may take in response thereto;
•D-Wave’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•D-Wave’s future capital requirements and sources and uses of cash;
•D-Wave’s ability to obtain funding for its operations and future growth; and
•D-Wave’s business, expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond the control of D-Wave. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

Some factors that could cause actual results to differ include:
•anticipated trends, growth rates, and challenges in companies, such as D-Wave, that are engaged in the business of quantum computing and in the markets in which they operate;
•the risk that D-Wave’s securities will not maintain a listing on the New York Stock Exchange (“NYSE”);

•D-Wave’s ability to recognize the anticipated benefits of the Transaction, which may be affected by, among other things, competition and the ability of D-Wave to grow and achieve and maintain profitability following the Business Combination (as defined below);
•risks related to the uncertainty of the unaudited prospective forecasted financial information;
•risks related to the performance of D-Wave’s business and the timing of expected business or financial milestones;
•unanticipated technological or project development challenges, including with respect to the cost and or timing thereof;
•the performance of D-Wave’s products and services;
•the effects of competition on D-Wave’s business;
•changes in the business of D-Wave, D-Wave’s market, financial, political and legal conditions;
•the risk that D-Wave will need to raise additional capital to execute its business plan, which may not be available on acceptable terms or at all;
•the risk that D-Wave may never achieve or sustain profitability;
•the risk that D-Wave is unable to secure or protect its intellectual property;
•changes in applicable laws or regulations;
•the effect of the COVID-19 pandemic, geopolitical events, natural disasters, wars, terrorist acts or a combination of these factors on D-Wave’s business and the economy in general;
•the ability of D-Wave to execute its business model, including market acceptance of its planned products and services;
•D-Wave’s ability to raise capital;
•the possibility that D-Wave may be negatively impacted by other economic, business, and/or competitive factors;
•risks stemming from inflation;
•any changes to U.S. tax laws; and
•other risks and uncertainties described in Report, including those referenced under the section titled “Risk Factors.”

In addition, statements that “D-Wave believes” and similar statements reflect D-Wave’s beliefs and opinions on the relevant subject. These statements are based upon information available to D-Wave as of the date of this Report, and while D-Wave believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that such party has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Part I - Financial Information
Item 1. Financial Statements
D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

June 30,
2022
Assets
Current assets:
Cash and cash equivalents	$1
Total current assets	$1
Total assets	$1
Liabilities and stockholders' equity
Stockholders' equity:
Common stock, no par value; unlimited number of shares authorized; 100 and nil shares issued and outstanding as of June 30, 2022 and January 24, 2022, respectively.	1
Total stockholders' equity	1
Total liabilities and stockholders’ equity	$1
See accompanying notes to the condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders' Equity

	Common stock		Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at January 24, 2022	—	$—	$—
Issuance of common stock	100	1	1
Stock-based compensation			—
Net loss			—
Balances at June 30, 2022	100	$1	$1

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows

For the period from January 24, 2022 to June 30, 2022
Cash flows from operating activities:
Net loss	$—
Cash flows from financing activities:
Proceeds from issuance of common stock	1
Debt payments	—
Net cash provided by financing activities	1
Effect of exchange rate changes on cash and cash equivalents	—
Net (decrease) increase in cash and cash equivalents	1
Cash and cash equivalents at beginning of period	$—
Cash and cash equivalents at end of period	$1

D-Wave Quantum Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Background and Nature of Operations
D-Wave Quantum Inc. ("D-Wave" or the “Company”) was incorporated as a corporation organized and existing under the General Corporation Law of the State of the Delaware on January 24, 2022. The Company was formed for the purpose of effecting a merger between DPCM Capital, Inc. (“DPCM”), D-Wave Systems Inc. (“D-Wave Systems”), and certain other affiliated entities through a series of transactions (the “Business Combination”) pursuant to the definitive agreement entered into on February 7, 2022 (the “Transaction Agreement”). On August 5, 2022, in conjunction with the Business Combination, DPCM and D-Wave Systems became wholly owned subsidiaries of and are operated by the Company. Upon the completion of the Business Combination, the Company succeeded to substantially all of the operations of its predecessor, D-Wave Systems.
In conjunction with the Business Combination, D-Wave Systems and the Company entered into an agreement with Lincoln Park Capital Fund LLC (the "Investor") on June 16, 2022 which provides D-Wave the sole right, but not the obligation, to direct the Investor to buy specified dollar amounts up to $150.0 million of D-Wave's par value $0.0001 per share common stock through an Equity Line of Credit ("ELOC"). The ELOC will provide D-Wave Systems and the Company with additional liquidity to fund the business, subject to the conditions set forth in the agreement.
2.Basis of Presentation and Accounting
The unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Separate balance sheets, statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows have not been presented because there have only been nominal activities in this entity as of June 30, 2022. For the period ended June 30, 2022, the Company's only activity was the issuance of 100 shares of common stock, each having a par value of $0.0001 per share.
The condensed consolidated balance sheet includes the accounts of the Company and its wholly owned subsidiary during the relevant periods. The Company did not have any operations for the period ended June 30, 2022.
3.Summary of Significant Accounting Policies – Use of Estimates
The preparation of the financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.
4.Subsequent Event
The Company evaluated subsequent events and transactions that occurred after the balance sheet data up to the date that the condensed consolidated financial statements were issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Business Combination
On August 5, 2022, in accordance with the Transaction Agreement, the Company acquired 100% of the outstanding equity interests of DPCM and D-Wave Systems. As set forth in the Transaction Agreement, D-Wave Systems became an indirect subsidiary of D-Wave Quantum. For accounting purposes, the Business Combination will be accounted for as a reverse recapitalization whereby D-Wave Systems will be treated as the accounting acquirer and DPCM will be treated as the acquired company. Cash received by the Company from the Business Combination, including the PIPE Investment (as defined below) and DPCM cash on hand, totaled $37.6 million, net of related transaction costs.
On August 8, 2022, in connection with the close of the Business Combination, the Company Shares, as defined below, and the warrants to purchase Company Shares (the "Company Warrants") were listed and began trading on the New York Stock Exchange under the symbols "QBTS" and "QBTS.WS", respectively. The Company Warrants arose from the Business Combination and reflect the Warrants from D-Wave Systems as discussed in Note 9 of D-Wave Systems' condensed consolidated financial statements.
2022 Equity Incentive Plan
On August 5, 2022, the DPCM stockholders considered and approved the D-Wave Quantum 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan became effective immediately upon the Closing. The 2022 Plan initially makes available a maximum number of 16,965,849 common shares in the stock of D-Wave ("Company Shares"). Additionally, the number of shares reserved for issuance under the 2022 Plan will increase on January 1st of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (a) 5% of the fully-diluted number of Company Shares outstanding on December 31st of the immediately preceding calendar year (inclusive of the Share Pool (as defined in the 2022 Plan) and the share reserve under the 2022 Plan (or any successor to either of the foregoing)) and (b) such smaller number of shares as is determined by the D-Wave board of directors.
Employee Stock Purchase Plan
On August 5, 2022, the DPCM stockholders considered and approved the D-Wave Quantum Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective immediately upon the Closing. The ESPP initially makes available for sale a maximum number of 8,036,455 Company Shares. Additionally, the number of shares reserved for issuance under the ESPP will increase on January 1st of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (a) 1% of the fully diluted number of Company Shares outstanding on December 31st of the immediately preceding calendar year (inclusive of the share reserve under the ESPP and the 2022 Plan (or any successor to either of the foregoing)), (b) 1,607,291 shares and (c) such smaller number of shares as is determined by the D-Wave board of directors.

D-Wave Systems Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands of U.S. dollars, except share and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,466	$9,483
Trade accounts receivable, net	918	421
Receivable research incentives	2,451	4,774
Inventories	2,148	2,114
Prepaid expenses and other current assets	1,529	1,116
Deferred offering costs	5,671	1,250
Total current assets	$23,183	$19,158
Property and equipment, net	2,772	3,249
Operating lease right-of-use assets	8,118	8,578
Intangible assets, net	262	272
Other noncurrent assets	1,350	1,353
Total assets	$35,685	$32,610
Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	2,483	2,109
Accrued expenses and other current liabilities	8,295	3,614
Current portion of operating lease liabilities	1,573	1,687
Loans payable, current	21,353	220
Deferred revenue, current	2,595	2,665
Total current liabilities	36,299	10,295
Operating lease liabilities, net of current portion	6,556	6,990
Loans payable, noncurrent	12,903	12,233
Deferred revenue, noncurrent	20	54
Other noncurrent liabilities	—	18
Total liabilities	$55,778	$29,590
Commitments and contingencies (Note 15)
Stockholders' equity:
Non-redeemable convertible preferred stock, no par value; unlimited number of shares authorized as of June 30, 2022 and December 31, 2021; 137,765,828 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	189,881	189,881
Common stock, no par value; unlimited number of shares authorized as of June 30, 2022 and December 31, 2021; 3,341,327 and 3,166,949 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	2,811	2,610
Additional paid-in capital	147,779	146,240
Accumulated deficit	(350,083)	(325,268)
Accumulated other comprehensive loss	(10,481)	(10,443)
Total stockholders' equity	$(20,093)	$3,020
Total liabilities and stockholders’ equity	$35,685	$32,610
The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Systems Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$1,371	$1,137	$3,083	$2,546
Cost of revenue	586	448	1,169	746
Total gross profit	785	689	1,914	1,800
Operating expenses:
Research and development	7,072	6,291	13,599	12,775
General and administrative	3,959	2,508	7,606	5,030
Sales and marketing	1,739	1,226	3,339	2,296
Total operating expenses	12,770	10,025	24,544	20,101
Loss from operations	(11,985)	(9,336)	(22,630)	(18,301)
Other income (expense), net:
Interest expense	(1,746)	(207)	(2,538)	(385)
Government assistance	—	4,586	—	4,586
Other income (expense), net	533	289	353	604
Total other income (expense), net	(1,213)	4,668	(2,185)	4,805
Net loss	$(13,198)	$(4,668)	$(24,815)	$(13,496)
Net loss per share, basic and diluted	$(0.12)	$(0.04)	$(0.22)	$(0.12)
Weighted-average shares used in computing net loss per share, basic and diluted	112,023,503	111,877,937	111,981,014	111,865,630
Comprehensive loss:
Net loss	$(13,198)	$(4,668)	$(24,815)	$(13,496)
Foreign currency translation adjustment, net of tax	32	(38)	(38)	11
Net comprehensive loss	$(13,166)	$(4,706)	$(24,853)	$(13,485)
The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Systems Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Non-redeemable convertible preferred stock		Common stock		Additional Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' (deficit) equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	137,765,828	$189,881	3,061,746	$2,492	$144,537	$(293,723)	$(10,458)	$32,729
D-Wave exercise of stock options			81,043	94	(29)			65
D-Wave stock-based compensation					330			330
Foreign currency translation adjustment, net of tax							11	11
Net loss						(13,496)		(13,496)
Balances at June 30, 2021	137,765,828	189,881	3,142,789	2,586	144,838	(307,219)	(10,447)	19,639

Balances at December 31, 2021	137,765,828	189,881	3,166,949	2,610	146,240	(325,268)	(10,443)	3,020
Exercise of stock options			174,378	201	(61)	—	—	140
Stock-based compensation					1,600			1,600
Foreign currency translation adjustment, net of tax							(38)	(38)
Net loss						(24,815)		(24,815)
Balances at June 30, 2022	137,765,828	189,881	3,341,327	2,811	147,779	(350,083)	(10,481)	(20,093)
The accompanying notes are an integral part of these condensed consolidated financial statements

D-Wave Systems Inc.
Condensed consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(24,815)	$(13,496)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	705	747
Stock-based compensation	1,600	330
Amortization of operating right of use assets	459	497
Provision for excess and obsolete inventory	265	219
Non-cash interest expense	1,955	385
Non-cash final fee payment for Venture Loan	583	—
Unrealized foreign exchange loss (gain)	(349)	44
Change in operating assets and liabilities:
Trade accounts receivable	(505)	(126)
Research incentives receivable	(851)	(5,339)
Inventories	(301)	39
Prepaid expenses and other current assets	(4,449)	(288)
Trade accounts payable	107	(1,764)
Accrued expenses and other current liabilities	4,578	(733)
Deferred revenue	(54)	(324)
Operating lease liabilities	(427)	(459)
Net cash used in operating activities	(21,499)	(20,268)
Cash flows from investing activities:
Purchase of property and equipment	(175)	(1,069)
Purchase of software	(43)	(196)
Net cash used in investing activities	(218)	(1,265)
Cash flows from financing activities:
Proceeds from government program	3,178	13,458
Proceeds from debt financing	19,870	—
Proceeds from issuance of common stock upon exercise of stock options	141	67
Debt payments	(424)	(398)
Net cash provided by financing activities	22,765	13,127
Effect of exchange rate changes on cash and cash equivalents	(65)	262
Net (decrease) increase in cash and cash equivalents	983	(8,144)
Cash and cash equivalents at beginning of period	$9,483	$21,335
Cash and cash equivalents at end of period	$10,466	$13,191
Supplemental disclosure of noncash investing and financial activities:
Acquisition of property and equipment included in accounts payable	$3	$21
Unpaid deferred costs	$3,734	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Systems Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of business
D-Wave Systems is a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to its superconducting quantum computer systems and integrated software environment through its cloud service, LeapTM. References to the “Company” in these D-Wave Systems Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) for the periods before April 14, 2020, shall be to D-Wave Inc., a federally incorporated corporation and its subsidiaries, collectively. References to the “Company” from April 14, 2020 to December 31, 2020 (inclusive) shall be to DWSI Holdings Inc. and its subsidiaries, collectively. References to the “Company” herein for the periods including and after January 1, 2021, shall be to D-Wave Systems and its subsidiaries, collectively. Historically, the Company has developed its own annealing superconducting quantum computer systems and associated software and its current-generation quantum system is the D-Wave AdvantageTM. During the year ended December 31, 2021, the Company initiated the development of a gate-model quantum computing system.
D-Wave Systems is a British Columbia corporation headquartered in Burnaby, British Columbia, and is an indirect subsidiary of D-Wave as a result of the Business Combination, as described in more detail in Note 12 - Subsequent events.
For the three and six month periods ended June 30, 2022 and 2021, the Company’s revenue was derived primarily from customers located in the United States, Japan, and Germany.
2.    Business Combination
On February 7, 2022, the Company entered into the Transaction Agreement to merge DPCM and certain other affiliates entities through the Business Combination. The Business Combination was subject to approval by the stockholders of DPCM and the Company and other customary closing conditions. The Business Combination will be accounted for as a reverse capitalization in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). In connection with the Business Combination, subscription agreements were entered into between DPCM and various investors for proceeds of $40.0 million (the “PIPE Investment”). Total gross proceeds of the PIPE Investment, together with the amount that remained in DPCM’s trust account at the close of the Business Combination, totaled $49.0 million.

On August 5, 2022, each of the Business Combination and the PIPE Investment was consummated. See Note 12 - Subsequent events for further discussion on the close of the Business Combination.
3.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying financial statements in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
Unaudited Interim Financial Information-
The interim condensed consolidated financial statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained within these interim condensed consolidated financial statements comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for interim condensed consolidated financial statements and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the final prospectus and definitive proxy statement, dated July 13, 2022 (the "Proxy Statement/Prospectus") filed by D-Wave Quantum with the Securities and Exchange Commission (the "SEC"). The condensed consolidated statement of operations and comprehensive loss for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter. All references to June 30, 2022 and 2021 in the notes to condensed consolidated financial statements are unaudited.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company. All intercompany accounts and transactions have been eliminated upon consolidation.
Liquidity and going concern
The Company has prepared its consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2022, the Company had an accumulated deficit of $350.1 million and a working capital deficiency of $13.1 million. For the three months ended June 30, 2022 and 2021, the Company incurred a net loss of $13.2 million and $4.7 million respectively. For the six months ended June 30, 2022 and 2021, the Company incurred a net loss of $24.8 million and $13.5 million respectively. The Company had net cash outflows from operations of $21.5 million and $20.3 million, respectively. As of June 30, 2022, the Company had $10.5 million of cash and cash equivalents. The Company expects to incur additional operating losses and negative cash flows from operations as it continues to expand its commercial operations and research and development programs.
During the six months ended June 30, 2022, the Company received $20.0 million in gross proceeds from a Venture Loan and Security Agreement (the "Venture Loan") with PSPIB Unitas Investments II Inc. (“PSPIB”). The maturity date of the loan was defined as the earliest of December 31, 2022 or the closing of the Business Combination or the date of acceleration of such loan following an event of default or the date of prepayment. On August 5, 2022, the Venture Loan, related accrued interest and a final fee totaling $21.8 million was repaid.
As further discussed in Note 12 – Subsequent events, on August 5, 2022, the Company completed a Business Combination with DPCM. The Company received gross proceeds of $49.0 million from the PIPE financing and the DPCM trust account.
In conjunction with the Business Combination, the Company and D-Wave entered into an agreement with the Investor on June 16, 2022 which provides D-Wave the sole right, but not the obligation, to direct the Investor to buy specified dollar amounts up to $150.0 million of D-Wave's par value $0.0001 per share common stock through the ELOC. The ELOC will provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement. To-date, D-Wave has not drawn on the ELOC.
To the extent that sufficient capital is not obtained through the Business Combination and PIPE offering, or through the cash received in connection with the Business Combination, management will be required to obtain additional capital through the issuance of debt and /or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to currently outstanding ordinary shares. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders. If D-Wave is unable to obtain additional financing, operations may be scaled back or discontinued. These conditions give rise to material uncertainties that may cast substantial doubt on the ability of D-Wave to continue as a going concern.
These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Such adjustments could be material.
Amalgamation of D-Wave Systems and DWSI
In order to simplify the corporate structure of DWSI Holdings Inc. and to reduce administrative costs, effective January 1, 2021, the Company, then DWSI Holdings Inc., completed a vertical short-form amalgamation pursuant to the British Columbia Business Corporations Act with its previously wholly-owned subsidiary, D-Wave Systems. Pursuant to the amalgamation, all of the issued and outstanding equity securities of D-Wave Systems were cancelled, and the assets and liabilities of D-Wave Systems were assumed by DWSI Holdings Inc. Immediately after the amalgamation, DWSI Holdings Inc. changed its name to D-Wave Systems Inc. No additional equity securities were issued in connection with the amalgamation and the share capital of the Company remained unchanged.
The amalgamation did not have a significant effect on the business and operations of the Company.

COVID-19 pandemic
The Company is subject to risks and uncertainties relating to the ongoing outbreak of the novel strain of coronavirus (“COVID-19”), which the World Health Organization declared a pandemic in March 2020. The COVID-19 pandemic has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Work-from-home and other measures have introduced additional operational risks, including cybersecurity risks, and may adversely affect the way the Company and its third-party partners operate. The extent to which the COVID-19 pandemic impacts the Company’s workforce, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected. As of June 30, 2022 and 2021, the Company’s business, results of operation and financial condition was not significantly impacted due to the effects of COVID-19.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
The Company’s accounting estimates and assumptions may change over time in response to COVID-19 and the change could be material in future periods. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstances that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and consulting fees incurred through the balance sheet date that are directly related to the Business Combination that was completed on August 5, 2022, as described in Note 12 – Subsequent events. These costs will be charged to shareholders' equity in the period ended September 30, 2022. As of June 30, 2022 and December 31, 2021, respectively, the Company recorded $5.7 million and $1.2 million of transaction costs related to deferred offering costs in its consolidated balance sheets.
Operating segment
Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. As such, the Company views its operations and manages its business in one operating and reportable segment (See Note 11 - Geographic areas).
Foreign currency translation and transactions
The Company’s reporting currency is the U.S. dollar. Generally, the functional and reporting currency of its international subsidiaries is the currency of their primary economic environment. Accordingly, all foreign balance sheet accounts have been translated into the U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of operation and comprehensive loss have been translated at the average exchange rate for the year or the corresponding period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2022 and 2021, the Company recorded $562,000 and $271,000, respectively of foreign currency transaction gain in its consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, the Company recorded $366,000 and $567,000 in foreign currency transaction gain, respectively, in other income in its consolidated statements of operations and comprehensive loss.

Cash and cash equivalents
The Company’s cash and cash equivalents consists of money held in demand depositary accounts. The carrying amount of cash and cash equivalents was $10.5 million and $9.5 million as of June 30, 2022 and December 31, 2021, respectively, which approximates fair value and was determined based upon Level 1 inputs. The Company did not hold short-term investments as of June 30, 2022 and December 31, 2021.
The increase in cash and cash equivalents from December 31, 2021 to June 30, 2022 was primarily the result of the Company receiving $20.0 million in financing through the Venture Loan with PSPIB.
Fair value of financial instruments
Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
⮚Level 1—Quoted prices in active markets for identical assets or liabilities.
⮚Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
⮚Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, net, trade accounts payable and accrued expenses approximate their fair values (Level 1).
The Company carries its marketable investments at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments by the same issuer, as they represent investments in privately held companies for which there are no quoted market prices. As of June 30, 2022 and December 31, 2021, the Company estimated the fair value of its securities denominated in Canadian dollars to be C$10.2 million for both periods presented, and its securities denominated in United States dollars to be $1.2 million and $279,000, respectively. The carrying value of its securities as of June 30, 2022 was $1.2 million and $5,000, respectively and is included in other assets on the consolidated balance sheet.
The Company did not have any transfers of financial assets measured at fair value on a recurring basis to or from Level 1, Level 2 and Level 3 for any of the periods presented.
Concentration risk
Agreements which potentially subject the Company to concentration risk consist principally of three customer agreements. During the three month period ended June 30, 2022, the Company earned 17%, 14% and 11% of its total revenue from three customers. During the three month period ended June 30, 2021, the Company earned 18%, 13% and 11% of its total revenue earned from three customers. During the six month period ended June 30, 2022, the Company earned 15%, 14% and 10% of its total revenue from three customers. During the six month period ended June 30, 2021, the Company earned 20%, 12% and 10% of its total revenue from three customers.
Government assistance
The Company receives various forms of government assistance including (i) government grants (ii) investment credits, and (iii) government loans, for research and development initiatives from Canadian government agencies.
The Company recognizes grants and investment tax credits relating to qualifying scientific research and development expenditures as a reduction of the related eligible expenses (research and development expenses) in its condensed consolidated statement of operations and comprehensive loss. Grants and investment tax credits are recognized in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants and investment tax credits have been met. The Company recognizes grants and investment tax credits in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. Grants and investment tax credits that are recognized upon incurring qualifying expenses in advance of receipt of grant funding or proceeds from research and development incentives are recorded in the condensed consolidated balance sheets as research incentives receivable. In circumstances where the grants received relate to prior period eligible expenses, the Company recognizes them as government assistance in its condensed consolidated statement of operations and comprehensive loss in the current period.
During the three months ended June 30, 2022 and 2021, the Company recorded a Scientific Research and Experimental Development (“SR&ED”) investment tax credit of $0.4 million in 2022 and 2021 as an offset to its research and development expenses in its condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2022 and 2021, the Company recorded a Scientific Research and Experimental Development (“SR&ED”) investment tax credit of $0.8 million and $0.6 million, respectively, as an offset to its research and development expenses in its condensed consolidated statements of operations and comprehensive loss
The Company has received government loans under funding agreements that bear interest at rates that are below market rates of interest or interest-free. The Company accounts for the imputed benefit arising from the difference between a market rate of interest and the rate of interest charged as additional grant funding, and records interest expense for the loans at a market rate of interest. On the date that loan proceeds are earned, the Company recognizes the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as other liability, which is subsequently recognized as additional government assistance upon draw down of the qualified loan amounts.
Revenue recognition
The Company recognizes revenue in accordance with Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and accounts for certain contract costs in accordance with FASB’s Accounting Standards Codification (“ASC”) 340-40, Other Assets and Deferred Costs-Contracts with Customers.
The standard was adopted on a full retrospective method on January 1, 2018. The adoption of ASC 606 had no impact on the Company and as such there was no recorded transition adjustment. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
To support this core principle, the Company applies the following five step approach:
⮚Identify the contract with the customer
⮚Identify the performance obligations
⮚Determine the transaction price
⮚Allocate the transaction price to the performance obligations
⮚Recognize revenue when (or as) the entity satisfies a performance obligation
The Company generates revenue through subscription sales to access its Quantum Computing as a Service (“QCaaS”) cloud platform and from professional services related to the practical applications of quantum computing technology to solve its customers’ business challenges, to develop quantum proofs-of-concepts, pilot hybrid quantum applications and to put those applications into production. In addition, the Company also earns revenue from providing training regarding quantum computing systems and building related applications. In arrangements with re-sellers of the Company’s cloud services, the re-seller is considered the customer and the Company does not have any contractual relationships with the re-sellers’ end users. For these arrangements, revenue is recognized at the amount charged to the re-seller and does not reflect any mark-up to the end user.
Revenue from QCaaS is recognized evenly over the contractual period, on a straight-line basis over the subscription term, beginning on the date that the service is made available to the customer. Professional services are recognized as they are earned based on the terms of the contract or based on the cost-to-cost method. Under the cost-to-cost method, revenue is recognized based upon the ratio that incurred costs bear to total estimated contract costs with related cost of revenue recorded as the costs are incurred.
Recently adopted accounting standards and amendments
D-Wave is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. D-Wave is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as private companies, including early adoption when permissible. With the exception of standards, the Company elected to early adopt, when permissible, new or revised accounting guidance within the same time period as private companies, as indicated in Note 2 of its audited consolidated financial statements as of December 31, 2021 and 2020, included in the Proxy Statement/Prospectus.
Recent accounting pronouncements not yet adopted
In November 2021, the FASB issued ASU No.2021-10, Disclosures by Business Entities about Government Assistance. ASU 2021-10 was issued to increase the transparency of government assistance. ASU 2021-10 requires that entities make certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The required disclosures include: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) significant terms and conditions of the transactions, including commitments and contingencies. The amendments in ASU 2021-10 are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in ASU 2021-10 either(1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company is currently evaluating the impact of the adoption of the standard on the financial statements.
4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three months ended June 30,
	2022	2021
Type of products or services
QCaaS	$1,176	$961
Professional services	156	158
Other revenue	39	18
Total revenue, net	$1,371	$1,137
Timing of revenue recognition
Revenue recognized over the time	$1,296	$1,099
Revenue recognized at a point in time	75	38
Total revenue, net	$1,371	$1,137

	Six months ended June 30,
	2022	2021
Type of products or services
QCaaS	$2,560	$2,083
Professional services	464	429
Other revenue	59	34
Total revenue, net	$3,083	$2,546
Timing of revenue recognition
Revenue recognized over the time	$2,957	$2,484
Revenue recognized at a point in time	126	62
Total revenue, net	$3,083	$2,546
Other revenue includes printed circuit board sales.
Revenue by geographical markets is presented in Note 11 - Geographic areas.

Contract balances
The following table provides information about account receivable, contract assets and liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Contract assets:
Trade account receivable	$918	$421
Unbilled receivables, which are included in 'Prepaid expenses and other current assets'	41	17
Total contract assets	959	438
Contract liabilities:
Deferred revenue, current	2,595	2,665
Deferred revenue, noncurrent	20	54
Customer deposit, which are included in 'Accrued expenses and other current liabilities'	21	21
Total contract liabilities	$2,636	$2,740
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Balance at beginning of period	$2,719	$4,713
Deferral of revenue	2,906	4,092
Recognition of deferred revenue	(3,010)	(6,086)
Balance at end of period	$2,615	$2,719
Remaining performance obligations
A significant number of the Company’s product and service sales are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
As of June 30, 2022, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $2.6 million. This amount included deferred revenue on the Company’s consolidated balance sheets, of which approximately 99% is expected to be recognized to revenue in the next 12 months.
As of December 31, 2021, the aggregate amount of remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $2.7 million which included deferred revenue on the Company’s consolidated balance sheets, of which approximately 98% was expected to be recognized to revenue in the next 12 months.

5.    Balance sheet details
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued expenses:
Accrued professional services	$6,026	$1,953
Accrued compensation and related benefits	1,859	1,108
Other accruals	205	318
Other current liabilities:
Other payroll expenses	149	175
Customer deposit	21	21
Current portion of equipment financing	35	39
Total accrued expenses and other current liabilities	$8,295	$3,614
6.    Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Quantum computer systems	$13,425	$13,425
Lab equipment	6,681	6,645
Computer equipment	3,352	3,305
Leasehold improvements	1,075	1,074
Furniture and fixtures	318	316
Construction-in-progress	374	285
Total property and equipment	25,225	25,050
Less: Accumulated depreciation	(22,453)	(21,801)
Property and equipment, net	$2,772	$3,249
Depreciation expense for the three month period ended June 30, 2022 and 2021 was $309,000 and $344,000 respectively. Depreciation expense for the six month period ended June 30, 2022 and 2021 was $705,000 and $747,000 respectively. The Company has not acquired any property and equipment under capital leases.

7.    Loans payable
As of June 30, 2022, loans payable consisted of the refundable government loans and the Venture Loan. At December 31, 2021, loans payable consisted of refundable government loans. The following table shows the component of loans payable (in thousands):

	June 30,	December 31,
	2022	2021
Loan payable, beginning of period	$29,844	$13,624
SIF contribution	—	16,786
Venture Loan	20,000	—
Payments	(398)	(399)
Interest on Venture Loan	606	—
Final fee on Venture Loan	583	—
Foreign exchange (gain) loss	(452)	(167)
Loan payable, end of period	$50,183	$29,844
Discount, beginning of period	$(17,391)	$(11,948)
SIF discount on additional contribution	—	(7,167)
Venture Loan discount	(130)	—
Interest expense	1,349	1,728
Foreign exchange (gain) loss	245	(4)
Discount, end of period	$(15,927)	$(17,391)

Total loans payable, end of period	$34,256	$12,453
Short-term portion	21,353	220
Long-term portion	12,903	12,233
Total loans payable	$34,256	$12,453
SIF liability
On November 20, 2020, the Company entered into an agreement with SIF, whereby SIF agreed to make a repayable contribution to the Company of up to C$40.0 million (“the Contribution”). Funds from the loan are to be used for projects involving the adaption of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.
The annual repayment of the Contribution is calculated based upon a formula using the Company’s fiscal year revenue multiplied by a repayment rate. The contractual repayment period is 15 years and commences in the first year in which the Company reports annual revenue of $70.0 million (the “Benchmark Year”). In each of those years, an annual repayment amount is due. Each annual repayment must be paid by April 30 of the year following the year for which the annual repayment due will be calculated. If the Benchmark Year is not achieved within 14 years following the fiscal year in which the project is completed, the SIF loan is forgiven. The SIF loan is initially recorded at fair value, and subsequently at amortized cost. As the SIF contribution is interest free, the difference between the carrying value and initial fair value is recorded as government assistance on the consolidated statement of operations and comprehensive loss.
The initial fair value of the SIF loan is determined by using a discounted cash flow analysis for the loan, which requires a number of assumptions. The significant assumptions used in determining the discounted cash flows include estimating the amount and timing of future revenue for the Company and the discount rate. The Company’s estimates of future revenues are derived from several significant assumptions including expected success of LeapTM and partnerships with large scale resellers. In determining the appropriate discount rates, the Company considered the weighted average cost of capital for the Company, risk adjusted based on the development risks of the Company’s product. Management used a discount rate of 26% to discount the SIF loan. Should projected revenue not be achieved as predicted, the adjustment to the fair value of the SIF loan could be material. At June 30, 2022, the carrying value of the loan approximates its fair value.
Repayments of the SIF contributions could also be triggered upon default of the agreement, or termination of the agreement, or upon a change of control that has not been approved by the Canadian government. The Canadian government approved the transaction with DPCM conditionally on May 9, 2022, with all conditions being satisfied on the closing date of the transaction.
Venture Loan
On March 3, 2022 the Company entered a Venture Loan and Security Agreement with PSPIB. Under this loan agreement, the Company may borrow up to an aggregate principal amount of $25.0 million in three tranches, subject to certain terms and conditions. The loan is subject to a per annum interest rate as published in the Wall Street Journal or any successor publication as the “prime rate” plus 7.25% provided that the Wall Street Journal prime rate is not less than 3.25% and if found to be less than 3.25%, such rate will be deemed to be 3.25%. The maturity date of the loan is defined as the earliest of December 31, 2022 or the closing of the Business Combination, or the date of acceleration of such loan following an event of default. As of June 30, 2022, the Company received $20.0 million recorded in loan proceeds that were recorded in current loans payable in its condensed consolidated balance sheet, $15.0 million of which was received on March 3, 2022 and $5.0 million of which was received on June 30, 2022. All obligations under the Venture Loan were repaid upon the completion of the Business Combination on August 5, 2022.
8.    Stock-based compensation
Stock option valuation
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
⮚Risk-Free Interest Rate. The Company estimates its risk-free interest rate by using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term.
⮚Expected Term. The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has estimated the expected term of its employee awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC, for calculating expected term as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term. Certain of the Company’s options began vesting prior to the grant date, in which case the Company uses the remaining vesting term at the grant date in the expected term calculation.
⮚Expected Volatility. As the Company is privately held and there has been no public market for its common stock to date, the expected volatility is based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data.
⮚Expected Dividend Yield. The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
⮚Fair Value of Underlying Common Stock. Because the Company’s common stock is not yet publicly traded, the Company must estimate the fair value of common stock. The Board of Directors considers numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s Convertible Redeemable Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.
There were no options granted during the six months ended June 30, 2022. The assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2021 are as follows:

	Six months ended June 30,
	2022	2021
Expected dividend yield	—	0%
Expected volatility	—	50%
Expected term (years)	—	6.08
Risk-free interest rate	—	0.83%

Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options outstanding	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Balance as of December 31, 2021	16,336,134	0.81	8.55	80,179
Granted	—	—
Exercised	(174,378)	0.81
Forfeited	(840,002)	0.81
Expired	(11,077)	0.81
Balance as of June 30, 2022	15,310,677	0.81	7.96	75,144
Unvested as of June 30, 2022	4,698,271	0.81	7.77	73,479
Exercisable as of June 30, 2022	10,612,406	0.81	7.43	52,098
The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted average grant date fair values per share of stock options granted during the six months ended June 30, 2022 was nil as no stock options were granted. The weighted average grant date fair values per share of stock options granted during the six months ended June 30, 2021 was 0.62.
The total fair values of the stock options vested during the six months ended June 30, 2022 and 2021 was $1,703,000 and $535,000 respectively.
Common stock warrants
On April 14, 2022, 617,972 common stock warrants with an exercise price of $1.75 expired. As of June 30, 2022 there are no common stock warrants outstanding.
Preferred stock warrants
The Company did not record any movements during the six months ended June 30, 2022.
As of June 30, 2022, the following United States dollar preferred stock warrants were outstanding and exercisable:

	Number of warrants outstanding	Weighted average exercise price ($)	Expiry Date	Number exercisable
	3,247,637	$1.92	29-Nov-26	1,299,055
Total, June 30, 2022	3,247,637	$1.92		1,299,055
Stock-based compensation
The following table summarizes the stock-based compensation expense classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,
	2022	2021
Research and development	$117	$58
General and administrative	641	74
Sales and marketing	58	37
Total stock-based compensation	$816	$169

	Six months ended June 30,
	2022	2021
Research and development	$210	$88
General and administrative	1,270	173
Sales and marketing	120	69
Total stock-based compensation	$1,600	$330
9.    Commitment and contingencies
Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer a warrant to acquire up to 3,247,637 shares of Class A Preferred Share (the “Warrant Preferred Shares”), subject to certain vesting requirements. As the warrant was issued in connection with an existing commercial agreement with a customer, the value of the warrant was determined to be consideration payable to the customer and consequently will be treated as a reduction to revenue recognized under the corresponding revenue arrangement. Approximately 40% of the Warrant Preferred Shares vested and became immediately exercisable on August 13, 2020. The remaining Warrant Preferred Shares will vest and become exercisable upon satisfaction of certain milestones based on revenue generated under the commercial agreement with the customer, to the extent certain prepayments are made by the customer. As of June 30, 2022, these revenue-based milestones have yet to be met. The exercise price for the Warrant Preferred Shares is $1.92 per share and the warrant is exercisable through November 29, 2026.
The fair value of the Warrant Preferred Shares at the date of issuance was determined to be $1.1 million. During the year ended December 31, 2021, no Warrant Preferred Shares were vested or probable of vesting. As of December 31, 2020, Warrant Preferred Shares with a fair value of $451,000 were vested and recorded into cost of revenue.
In April 2020, the Company entered into a contract pursuant to which the Company agreed to issue to a customer a warrant to acquire 617,972 shares of the Company’s common stock (“Warrant Common Share” and collectively with the Warrant Preferred Shares, the “Warrant Shares”), at a fixed price of $1.75 per Warrant Common Share. During the six month period ended June 30, 2022, no Warrant Common Shares were exercised prior to the expiration date.
The Company estimated the fair value of Warrant Shares on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each warrant. The estimated fair value of Class A Preferred Shares and common stock was based on the Class A Preferred Shares and common stock offering price due to its proximity to the grant date of the Warrant Shares. The estimated term is based on the contractual life of the Warrant Shares. The remaining assumptions were developed consistent with the methodologies described further in Note 12 - Share Based Compensation.
Lease obligation
In November 2021, the Company amended a building lease to extend the term by ten years and six months through December 31, 2033. The lease amendment constituted a modification as it extended the original lease term and required evaluation of the remeasurement of the lease liability and corresponding right-of-use asset. The reassessment resulted in the Company continuing to classify the lease as an operating lease and remeasurement of the lease liability on the basis of the extended lease term. The total right-of-use asset recorded in association with the lease extension was $6.8 million with a corresponding operating lease liability.
Litigation
From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.
In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.
As of June 30, 2022 and 2021, the Company has not been subject to any litigation or pending litigation claims.

10.    Earnings per share
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	For the three month period ended June 30,
	2022	2021
Numerator:
Net loss	$(13,198)	$(4,668)
Denominator:
Weighted-average common shares outstanding, basic and diluted	112,023,503	111,877,937
Net loss per share, basic and diluted	$(0.12)	$(0.04)

	For the six month period ended June 30,
	2022	2021
Numerator:
Net loss	$(24,815)	$(13,496)
Denominator:
Weighted-average common shares outstanding, basic and diluted	111,981,014	111,865,630
Net loss per share, basic and diluted	$(0.22)	$(0.12)
As of June 30, 2022 and 2021, the Company’s potentially dilutive securities were stock options and the Warrant Shares.
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,	December 31,
	2022	2021
Options to purchase common stock	15,311	16,336
Warrants to purchase common stock	—	618
Warrants for Preferred shares	3,248	3,248
11.    Geographic areas
The following table presents a summary of revenue by geography for the three and six month periods ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
United States	$655	$622
Japan	282	354
Germany	257	65
Other	177	96
Total revenue	$1,371	$1,137

	Six months ended June 30,
	2022	2021
United States	$1,439	$1,325
Japan	709	921
Germany	520	127
Other	415	173
Total revenue	$3,083	$2,546
Other includes EMEA not including Russia or Ukraine, Canada and Australia.
The following table sets forth the long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, by geographic area as of June 30, 2022 and December 31, 2021 as follows (in thousands):

	June 30,	December 31,
	2022	2021
Canada	$10,463	$11,251
United States	427	576
Total long-lived assets	$10,890	$11,827
As of June 30, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets are located in Canada and in the United States.
Significant customers
The Company had significant customers during the three and six month periods ended June 30, 2022 and 2021. A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the year end.

	Three months ended June 30,
	2022	2021
Customer A	17%	18%
Customer B	14%	13%
Customer C	11%	11%

	Six months ended June 30,
	2022	2021
Customer A	15%	20%
Customer B	14%	12%
Customer C	10%	10%
As of June 30, 2022 and 2021, there were no significant customers that comprised ten percent or more of outstanding accounts receivable balances.
All revenues derived from major customers above are included in the United States and Germany during the three and six month periods ended June 30, 2022 and the United States and Japan during the three and six month periods ended June 30, 2021.
12.    Subsequent events
The Company has evaluated all events occurring through August 26, 2022, the date on which the condensed consolidated financial statements were issued. Except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
On August 5, 2022, in accordance with the Transaction Agreement, D-Wave acquired 100% of the outstanding equity interests of DPCM and the Company. In line with the Transaction Agreement, the Company became an indirect subsidiary of D-Wave. For accounting purposes, the Business Combination will be accounted for as a reverse recapitalization whereby the Company will be treated as the accounting acquirer and DPCM will be treated as the acquired company. In connection with the close of the Business Combination, D-Wave was listed on the New York Stock Exchange under the symbol “QBTS” on August 8, 2022. Costs paid by the Company related to the Business Combination on August 5, 2022 were $11.5 million and will be treated as issuance costs and netted against additional paid-in-capital in the condensed consolidated balance sheet of D-Wave as of September 30, 2022. Cash received by the Company from the Business Combination included the PIPE Investment and DPCM cash on hand totaling $37.5 million, net of related transaction costs.

On August 5, 2022 the Company repaid the Venture Loan including accrued interest totaling $20.8 million. In addition to the $20.8 million, the Company paid a $1.0 million final payment fee to PSPIB.

Pursuant to the agreement entered into with the Investor on June 16, 2022, the Company paid the Investor a Commitment Fee entirely in Common Shares, in two tranches consisting of 127,180 and 254,360 Common Shares issued on August 5, 2022 and August 25, 2022, respectively.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

D-WAVE QUANTUM INC.’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
You should read “D-Wave Quantum Inc.’s Management’s Discussion and Analysis” of D-Wave’s financial condition and results of operations together with the condensed financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Cautionary Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those applicable to D-Wave and its business set forth under the section titled “Risk factors” in the Proxy Statement/Prospectus. In this section, unless otherwise specified, the terms “we”, “our”, “us” and “D-Wave” refer to D-Wave Quantum Inc. and its consolidated subsidiaries, and all other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
Overview
D-Wave was incorporated on January 24, 2022, as a corporation organized and existing under the General Corporation Law of the State of the Delaware (the “DGCL”), with a registered office at 215 Little Falls Drive, Wilmington, New Castle County, Delaware 19808, and formed for the purpose of effecting the Business Combination pursuant to the Transaction Agreement. On August 5, 2022, we consummated our Business Combination with DPCM and D-Wave Systems. D-Wave's principal offices are located at 3033 Beta Avenue, Burnaby, British Columbia, V5G 4M9, Canada.
As the Practical Quantum Computing Company, our mission is to unlock the power of quantum computing today to benefit business and society. We define “practical” as being focused on delivering quantum offerings and access, built to provide customer value for commercial use. We define “commercial” as customer use primarily focused on revenue-generating or cost-saving use cases. Our commercial-first approach brings quantum products to market that serve the needs of enterprise customers by solving their most complex and computationally intensive problems. We deliver this in real-time via our cloud services. Today, customers can access our annealing quantum computer and quantum hybrid solvers via our Leap cloud services ("QCaaS"). We are also developing a gate-model system with cross platform tools to help address a broader range of customer problem sets over the longer term.
Results of Operations and Known Trends or Future Events
Through June 30, 2022, we had neither engaged in any significant business operations nor generated any revenues. All activities through that date relate to our formation and consummation of the Business Combination. Prior to the closing of the Business Combination, we did not generate any revenue or incur any material expenses.
Liquidity and Capital Resources
On August 5, 2022, in accordance with the Transaction Agreement, we acquired 100% of the outstanding equity interests of D-Wave Systems and DPCM. In connection with the close of the Business Combination, we received, among other things, DPCM’s cash on hand and the PIPE Investment, which totaled $37.6 million, net of related transaction costs. See section titled “D-Wave Systems Inc.’s Management’s Discussion and Analysis - Liquidity and Capital Resources” and Note 12 to D-Wave’s condensed consolidated balance sheet included elsewhere in this Report for more information.

In conjunction with the Business Combination, D-Wave Systems and D-Wave entered into an agreement with the Investor on June 16, 2022 which provides D-Wave the sole right, but not the obligation, to direct the Investor to buy specified dollar amounts up to $150.0 million of D-Wave's par value $0.0001 per share common stock through the ELOC.

The ELOC will provide D-Wave Systems and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement.

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires that we make estimates, assumptions and judgments that can significantly impact the amounts it reports as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions.
Our significant accounting policies are described in more detail in Note 3 of the D-Wave Systems Inc. condensed consolidated balance sheet included elsewhere in this Report. We believe that the accounting policies discussed in Note 3 are critical to understanding its historical and future performance as these policies involved a greater degree of judgment and complexity.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.
Emerging Growth Company Status
In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, as an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. D-Wave will take advantage of these exemptions until such earlier time that it is no longer an emerging growth company. D-Wave would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement; (ii) the last day of the fiscal year in which its total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the SEC.

D-WAVE SYSTEMS INC.'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed financial statements and related notes included elsewhere in this Report. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those risk factors applicable to D-Wave and its business set forth under the section titled “Risk factors” in the Proxy Statement/Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. In this section, unless otherwise specified, the terms “we”, “our”, “us” and “D-Wave” refer to D-Wave Systems Inc. and its consolidated subsidiaries, the term "D-Wave Quantum" refers to D-Wave Quantum Inc., and all other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
Overview
D-Wave is a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to its superconducting quantum computer systems and integrated software environment through its cloud service, LeapTM (or “Leap”). Historically, D-Wave has developed its own annealing superconducting quantum computer and associated software, and its current generation quantum system is the D-Wave AdvantageTM. D-Wave is a leader in the development and delivery of quantum computing systems, software and services, and is the world’s first commercial supplier of quantum computers—and the only company developing both annealing quantum computers and gate-model quantum computers. During the year ended December 31, 2021, D-Wave initiated the development of a gate-model quantum computing system. D-Wave was incorporated under the Business Corporation Act (British Columbia) and is headquartered in Burnaby, British Columbia, Canada.
D-Wave’s business model is focused primarily on generating revenue from providing customers access to our quantum computing systems via the cloud in the form of QCaaS products, and from providing professional services wherein we assist our customers in identifying and implementing quantum computing applications.
During the three months ended June 30, 2022 and 2021, we recognized revenue from our cloud and professional services of $1.4 million and $1.1 million, respectively. During the six months ended June 30, 2022 and 2021, we recognized revenue from our cloud and professional services of $3.1 million and $2.5 million, respectively. We have incurred significant operating losses since inception. For the three months ended June 30, 2022 and 2021, our net loss was $13.2 million and $4.7 million, respectively. For the six months ended June 30, 2022 and 2021, our net loss was $24.8 million and $13.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a number of go-to-market initiatives. As of June 30, 2022, we had an accumulated deficit of $350.1 million.
On August 5, 2022, following the Business Combination, D-Wave became an indirect subsidiary of D-Wave Quantum, a Delaware corporation organized and existing under the DGCL, as further described below.
The Transaction Agreement and PIPE Financing
On February 7, 2022, DPCM and D-Wave entered into a definitive Transaction Agreement by and among DPCM, D-Wave, D-Wave Quantum, DWSI Holdings Inc., a Delaware corporation and a direct, wholly-owned subsidiary of D-Wave Quantum (“Merger Sub”), DWSI Canada Holdings ULC, a British Columbia unlimited liability company and a direct, wholly-owned subsidiary of D-Wave Quantum (“CallCo”), D-Wave Quantum Technologies Inc., a British Columbia corporation and a direct, wholly-owned subsidiary of CallCo, pursuant to which, among other things: (a) Merger Sub merged with and into DPCM, with DPCM surviving as a direct, wholly-owned subsidiary of D-Wave Quantum, (b) D-Wave Quantum indirectly acquired all of the outstanding share capital of D-Wave and D-Wave became an indirect subsidiary of D-Wave Quantum, with D-Wave Quantum becoming a public company and a registrant with the SEC. D-Wave and DPCM believe that the Business Combination and related proceeds will result in enhancing D-Wave’s leadership in commercial quantum computing.
While the legal acquirer in the Transaction Agreement is D-Wave Quantum, for financial accounting and reporting purposes under GAAP, D-Wave is the accounting acquirer and the Business Combination will be accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting and the financial statements of D-Wave Quantum represent the continuation of our financial statements in many respects. Under this method of accounting, DPCM will be treated as the “acquired” company for financial reporting purposes. For accounting purposes, D-Wave will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of D-Wave (i.e., a capital transaction involving the issuance of stock by D-Wave Quantum for the stock of D-Wave).
Upon consummation of the Transaction and the PIPE Financing, the most significant change in our future reported financial position and results of operations is an increase in cash (as compared to our condensed consolidated balance sheet as of June 30, 2022) of approximately $49.0 million, which includes $40.0 million in gross proceeds from the PIPE Financing. Total direct transaction costs of DPCM and D-Wave paid on August 5, 2022 are approximately $11.5 million, substantially all of which will be recorded as a reduction to additional-paid-in-capital as costs related to the reverse recapitalization. Upon the closing of the Transaction, D-Wave Quantum became the successor to an SEC registrant and has listed the common shares in the stock of D-Wave Quantum and the warrants to purchase common shares in the stock of D-Wave Quantum on the NYSE under the ticker symbol “QBTS” and “QBTS.WS,” respectively. Being a public company will require us to hire additional personnel and implement procedures and processes to address applicable regulatory requirements and customary practices. We expect D-Wave Quantum will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, legal, and filing fees.
COVID-19 Update
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. There are many uncertainties regarding the current pandemic, and we are closely monitoring the impact of the pandemic on all aspects of our business, including how it will impact our employees, suppliers, vendors and business partners.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our suppliers, customers and business partners. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may continue to remain in place for a significant period of time and could adversely affect our development plans, sales and marketing activities, and business operations.
The full impact of the COVID-19 pandemic continues to evolve as of the date of this Report. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce. See “Risk Factors—Risks Related to D-Wave’s Business and Industry—We may in the future be adversely affected by continuation or worsening of the global COVID-19 pandemic, its various strains or future pandemics” in the Proxy Statement/Prospectus.
As of June 30, 2022 and December 31, 2021, D-Wave’s financial position, business, results of operation and financial condition were not significantly impacted due to the effects of the COVID-19 outbreak.
Key Components of Results of Operations
Revenue
We currently generate our revenue through subscription sales to access our Quantum Computing as a Service ("QCaaS") cloud platform; professional services that includes problem evaluation, proof of concept, and pilot applications; training on our quantum computing systems and other revenue derived from the sale of printed circuit boards. QCaaS revenue is recognized on a ratable basis over the contract term, which generally ranges from one month to two years. Professional services revenue is recognized based on the terms of the contract, or based upon the ratio that incurred costs bear to total estimated contract costs. Other revenue is not material and is recognized upon completion. Our contracts with our customers do not, at any time, provide the customer with the right to take possession of the software that runs our cloud platform.
We expect our cloud based recurring QCaaS revenue to increase over time as a function of the increasing number of applications driven by professional services engagements with our customers, as well as by customers that choose to access our Leap cloud service without utilizing our professional services organization.
We expect that there will be a marginal decrease in our cloud based recurring QCaaS revenue as a percentage of total revenue in 2022 when compared to 2021 due to the scaling up of our professional services revenue. In subsequent periods, we expect that the QCaaS revenue as a percentage of total revenue will increase from year to year.
Cost of Revenue
Our cost of revenue consists primarily of all direct and indirect expenses related to providing our QCaaS offering and delivering our professional services, including personnel-related expenses and costs associated with maintaining the cloud platform on which the QCaaS resides. Cost of revenue also includes depreciation and amortization related to our quantum computing systems and related software.
We expect our total cost of revenue to increase in absolute dollars in future periods, corresponding to our anticipated growth in revenue and employee headcount to support our customers and to maintain the QCaaS cloud offering, manufacturing, operations and field service team.
Operating Expenses
Our operating expenses consist of research and development, general and administrative and sales and marketing expenses.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, fabrication costs, lab supplies, and cloud computing resources and allocated facility costs for our research and development functions. Unlike a standard computer, design and development efforts continue throughout the useful life of our quantum computing systems to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware components, fabrication and software costs related to quantum computing systems constructed for research purposes that do not have a high probability of providing future economic benefits, and have no alternate future use. We currently do not capitalize any research and development expenditures.
We expect our research and development expenses will increase on an absolute dollar basis for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our QCaaS cloud platform, and improve the reliability, availability and scalability of our cloud platform. In addition, research and development costs could increase in absolute dollars if we do not receive government grants and research incentives, which have historically offset a portion of these costs.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel and outside professional services expenses including legal, audit and accounting services, insurance, other administrative expenses and allocated facility costs for our administrative functions.
We expect our operating expenses to increase in absolute dollars for the foreseeable future as a result of operating as a public company. In particular, we expect our legal, accounting, tax, personnel-related expenses and directors’ and officers’ insurance costs reported within general and administrative expense to increase as we establish more comprehensive compliance and governance functions, increased IT security and compliance, expanded internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports as required by the rules and regulations of the U.S. Securities and Exchange Commission. As a result, our historical results of operations may not be indicative of our results of operations in future periods.
Sales and marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, direct advertising, marketing and promotional material costs, sales commission expense, consulting fees and allocated facility costs for our sales and marketing functions. We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, expand our global customer base, and broaden our brand awareness. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future.
Other income (expense), net
Our other income (expense), net is primarily comprised of government assistance, gain on settlement of warranty, gain on debt extinguishment, interest income, net and other miscellaneous income and expense unrelated to our core operations.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,371	$1,137	$3,083	$2,546
Cost of revenue	586	448	1,169	746
Total gross profit	785	689	1,914	1,800
Operating expenses:
Research and development	7,072	6,291	13,599	12,775
General and administrative	3,959	2,508	7,606	5,030
Sales and marketing	1,739	1,226	3,339	2,296
Total operating expenses	12,770	10,025	24,544	20,101
Loss from operations	(11,985)	(9,336)	(22,630)	(18,301)
Other income (expense):
Interest expense	(1,746)	(207)	(2,538)	(385)
Government assistance	—	4,586	—	4,586
Other income (expense), net	533	289	353	604
Total other income (expense), net	(1,213)	4,668	(2,185)	4,805
Net loss	$(13,198)	$(4,668)	$(24,815)	$(13,496)
Foreign currency translation adjustment, net of tax	32	(38)	(38)	11
Net comprehensive loss	$(13,166)	$(4,706)	$(24,853)	$(13,485)
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue
Revenue increased $234,000, or 21%, to $1.4 million for the three months ended June 30, 2022 as compared to $1.1 million for the three months ended June 30, 2021. The increase in revenue was driven by an increase in QCaaS revenue of $215,000.
Cost of Revenue
Cost of revenue increased $138,000, or 31%, to $586,000 for the three months ended June 30, 2022 as compared to $448,000 for the three months ended June 30, 2021. The increase in cost of revenue was driven primarily by:
•An increase in personnel-related costs of $131,000 associated with the growth of our QCaaS revenue during the three months ended June 30, 2022;
•A decrease in software related costs of $93,000 due to design and implementation changes;
•An increase of $52,000 related to maintenance and repair of customer systems; and
•An increase of $46,000 related to the increase of depreciation of customer systems, and travel.
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Research and development	$7,072	$6,291	$781	12%
Research and development expenses increased by $781,000, or 12% to $7.1 million for the three months ended June 30, 2022 compared to $6.3 million for the three months ended June 30, 2021. The increase in research and development was primarily driven by:
•An increase in personnel-related costs of $337,000 due to an increase in headcount and which included an increase of $60,000 of stock based-compensation;
•An increase of $280,000 associated with the increase in fabrication activities necessary for various research and development as we continue to develop new products and enhance existing products, services and technologies; and

•An increase of $172,000 associated to the increase in computing resources, R&D supplies and the associated freight and custom fees to support the continued development for various research and development activities.
We expect our research and development expenses to increase in absolute dollars as we continue to develop new products and enhance existing products, services, and technologies.
General and Administrative Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
General and administrative	$3,959	$2,508	$1,451	58%
General and administrative expenses increased $1.5 million, or 58%, to $4.0 million for the three months ended June 30, 2022 as compared to $2.5 million for the three months ended June 30, 2021. The increase was driven primarily by:
•An increase of $1.0 million in personnel-related expenses due to an increase in headcount and which included an increase of $567,000 in stock-based compensation;
•An increase of $288,000 in professional services from legal and accounting consultants; and
•An increase of $112,000 in other expenses.
We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the NYSE, additional insurance costs, investor relations activities, and other administrative and professional services.
Sales and Marketing Expenses

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Sales and marketing	$1,739	$1,226	$513	42%
Sales and marketing expenses increased $513,000, or 42%, to $1.7 million for the three months ended June 30, 2022 as compared to $1.2 million for the three months ended June 30, 2021. The increase was primarily due to:
•An increase of $301,000 in personnel-related costs due to an increase in headcount and which included an increase of $20,000 in stock-based compensation;
•An increase of $187,000 in public relations, conferences and promotion expenses; and
•An increase of $25,000 in other expenses.
We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales professional support, and market our QCaaS cloud service offerings to further penetrate the United States and international markets.
Other Income (Expense), net
Interest Expense

	Three Months Ended June 30		Change
	2022	2021	Amount	%
Interest expense	$(1,746)	$(207)	$(1,539)	743%
Interest expense increased $1.5 million or 743%, to $1.7 million for the three months ended June 30, 2022 as compared to $207,000 for the three months ended June 30, 2021. The increase was primarily due to a higher debt balance in the current period compared to the prior period due to a $15.0 million Venture Loan that became effective on March 3, 2022 and was increased by an additional $5.0 million on June 21, 2022, final payment fee for the Venture Loan of $583,000 as well as an increase in our government loan.

Other income (expense), net

	Three Months Ended June 30		Change
	2022	2021	Amount	%
Other income (expense), net	$533	$289	$244	84%
Other income (expense), increased $244,000 or 84%, to $533,000 for the three months ended June 30, 2022 as compared to $289,000 for the three months ended June 30, 2021. The decrease was largely driven by the net impact of foreign exchange gains and losses that totaled $562,000.
Government assistance

	Three Months Ended June 30		Change
	2022	2021	Amount	%
Government assistance	$—	$4,586	$(4,586)	(100)%
Government assistance decreased by $4.6 million for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. The decrease was driven by the timing of the deemed interest benefit resulting from the SIF loan, which was recognized in years 2020 and 2021. See Note 3 included in the notes to our unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2022 included elsewhere in this Report for details regarding the government assistance programs.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue
Revenue increased $537,000, or 21%, to $3.1 million for the six months ended June 30, 2022 as compared to $2.5 million for the six months ended June 30, 2021. The increase in revenue was primarily driven by an increase in QCaaS revenue of $477,000.
Cost of Revenue
Cost of revenue increased $423,000, or 57%, to $1,169,000 for the six months ended June 30, 2022 as compared to $746,000 for the six months ended June 30, 2021. The increase in cost of revenue was primarily driven by:
•An increase in personnel-related costs of $290,000 associated with the growth of our QCaaS revenue during the six months ended June 30, 2022;
•An increase of $118,000 related to software costs;
•An increase of $67,000 related to the increase of depreciation of customer systems; and
•An increase of $66,000 related to the related to maintenance and repair of customer systems.
Operating Expenses
Research and Development Expenses

	Six Months ended - June 30th		Change
	2022	2021	Amount	%
Research and development	$13,599	$12,775	$824	6%
Research and development expenses increased by $824,000, or 6% to $13.6 million for the six months ended June 30, 2022 compared to $12.8 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily driven by:
•An increase in personnel-related costs of $802,000 included an increase of $123,000 in stock based-compensation, and higher salaries due to an increase in headcount;
•An increase of $155,000 in fabrication costs; and
•The increases above are partially offset by a decrease of $133,000 in supplies and analytical costs.
We expect our research and development expenses to increase in absolute dollars as we continue to develop new products and enhance existing products, services, and technologies.
General and Administrative Expenses

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
General and administrative	$7,606	$5,030	$2,576	51%
•General and administrative expenses increased $2.6 million, or 51%, to $7.6 million for the six months ended June 30, 2022 as compared to $5.0 million for the six months ended June 30, 2021. The increase was primarily driven by:
•An increase of $1.7 million in personnel-related expenses which included an increase of $1.1 million in stock-based compensation, and higher salaries due to an increase in headcount;
•An increase of $512,000 in professional services from legal and accounting consultants;
•An increase of $200,000 related to increase from software licensing; and
•An increase of $188,000 in other expenses.
We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the NYSE, additional insurance costs, investor relations activities, and other administrative and professional services.
Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Sales and marketing	$3,339	$2,296	$1,043	45%
Sales and marketing expenses increased $1.0 million or 45%, to $3.3 million for the six months ended June 30, 2022 as compared to $2.3 million for the six months ended June 30, 2021. The increase was primarily due to:
•An increase of $721,000 in personnel-related costs which included an increase of $51,000 in stock-based compensation, and higher salaries due to an increase in headcount; and
•An increase of $298,000 in public relations, conferences and promotion expenses.
We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales professional support, and market our QCaaS cloud service offerings to further penetrate the United States and international markets.
Other Income (Expense), net
Interest Expense

	Six Months Ended June 30		Change
	2022	2021	Amount	%
Interest expense	$(2,538)	$(385)	$(2,153)	559%
Interest expense increased $2.2 million or 559%, to $2.5 million for the six months ended June 30, 2022 as compared to $385,000 for the six months ended June 30, 2021. The increase was primarily due to our higher debt balance in the current period compared to the prior period due to a $15.0 million Venture Loan that was closed on March 3, 2022 and was increased by $5.0 million on June 30, 2022, final payment fee on the Venture Loan of $583,000 as well as an increase in our government loan.
Other income (expense), net

	Six Months Ended June 30		Change
	2022	2021	Amount	%
Other income (expense), net	$353	$604	$(251)	(42)%
Other income (expense), net decreased $251,000 or 42%, to $353,000 for the six months ended June 30, 2022 as compared to $604,000 for the six months ended June 30, 2021. The decrease was largely driven by the net impact of foreign exchange gains and losses.
Government assistance

	Six Months Ended June 30		Change
	2022	2021	Amount	%
Government assistance	$—	$4,586	$(4,586)	(100)%
Government assistance decreased $4.6 million to nil for the six months ended June 30, 2022 as compared to $4.6 million for the six months ended June 30, 2021. The decrease was driven by the timing of the deemed interest benefit resulting from the SIF loan, which was recognized in years ended December 31, 2020 and 2021. See Note 3 included in the notes to our unaudited condensed consolidated financial statements for the six month period ended June 30, 2022 included elsewhere in this Report for details regarding the government assistance programs.
Liquidity and Capital Resources
We have incurred net losses since inception and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of convertible preferred shares, revenue from the sale of our products and services, government assistance and the venture loan. During the six months ended June 30, 2022 and 2021, we incurred net losses of $24.8 million and $13.5 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing, including through the consummation of the Transaction. If D-Wave is unable to obtain additional financing, operations may be scaled back or discontinued. These conditions give rise to material uncertainties that may cast substantial doubt on the ability of D-Wave to continue as a going concern.
Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our QCaaS offering and our professional services, we expect to finance our cash needs through public and/or private equity and/or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise additional funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.
We continue to assess the effect of the COVID-19 pandemic and the Russia/Ukraine crisis on our operations. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the continuing spread of the infection, new and emerging variants of the virus, the duration of the pandemic, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The extent to which the Russia/Ukraine crisis will impact our business and operations will also depend on future developments that are highly uncertain and cannot be predicted with confidence, including restrictive actions that may be taken by the U.S. and/or other countries, such as sanctions or export controls, and the duration of the conflict.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors—Risks Related to D-Wave’s Business and Industry” in the Proxy Statement/Prospectus. Our management believes that the funds available under the ELOC would be sufficient to fund our operations for at least 18 months, subject to the terms and conditions of the agreement.
Venture Loan and Security Agreement
On March 3, 2022, we entered into the Venture Loan Agreement, by and between the Borrowers, as defined in the agreement, and PSPIB, as the lender. Under the Venture Loan Agreement, term loans in an aggregate principal amount of $25.0 million were made available to the Borrowers in three tranches, subject to certain terms and conditions.
The first tranche in an aggregate principal amount of $15.0 million was advanced on March 3, 2022. The second tranche in an aggregate principal amount of $5.0 million was advanced to D-Wave on June 30, 2022.
The term loans under the Venture Loan Agreement bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 7.25%, and (ii) 10.5%. Interest on the outstanding advances is payable monthly, on the first business day of each calendar month through the Maturity Date.

Final payment fee is 5.0% of the aggregate amount of the term loans made under the Venture Loan Agreement on the earliest of (i) the Maturity Date; (ii) the date that we prepay all of the outstanding aggregate principal amount in full, or (iii) the date the loan payments are accelerated due to an event of default (as defined in the Venture Loan Agreement). In connection with any prepayment of less than all of the outstanding principal balance of the loans, we agreed to pay PSPIB an amount equal to five percent of the principal balance of the loans being prepaid.
The Venture Loan Agreement is secured by a first-priority security interest in substantially all of the Borrower’s assets and contains certain operational covenants. The Borrowers remained in compliance with all covenants under the Venture Loan Agreement for the term of the Venture Loan Agreement. The full text of the Venture Loan Agreement is filed as an exhibit to this Report, and such description is qualified in its entirety by the full text of such exhibit.
On August 5, 2022, the Company repaid the Venture Loan including accrued interest totaling $20.8 million. In addition to the $20.8 million, the Company paid a $1.0 million final payment fee to PSPIB.
Cash Flows
The following table sets forth our cash flows for the period indicated:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(21,499)	$(20,268)
Investing activities	(218)	(1,265)
Financing activities	22,765	13,127
Effect of exchange rate changes on cash and cash equivalent	(65)	262
Net (decrease) increase in cash and cash equivalent	$983	$(8,144)
Cash Flows Used in Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business, and are primarily related to research and development, sales and marketing and general and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable, accounts receivable and other current assets and liabilities.
Net cash used in operating activities during the six months ended June 30, 2022 was $21.5 million, resulting primarily from a net loss of $24.8 million, adjusted for non-cash charges of $1.2 million in depreciation and amortization, including amortization of operating right of use assets, $1.6 million in stock-based compensation, $2.4 million of other non-cash charges, and $1.9 million in working capital adjustments.
Net cash used in operating activities during the six months ended June 30, 2021 was $20.3 million, resulting primarily from a net loss of $13.5 million, adjusted for non-cash charges of $1.2 million in depreciation and amortization including amortization of operating right of use assets, $0.3 million in stock-based compensation, $0.6 million of other non-cash charges and $9.0 million in working capital adjustments.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 was $0.2 million, representing additions of $0.2 million in property and equipment primarily related to the development and upgrade of our quantum computing systems.
Net cash used in investing activities during the six months ended June 30, 2021 was $1.3 million representing additions of $1.1 in property and equipment and $0.2 million in software primarily related to the development of our quantum computing systems.
Cash Flows Provided by Financing activities
Net cash provided by financing activities during the six months ended June 30, 2022 was $22.8 million, primarily reflecting proceeds received from the Venture Loan entered into signed on March 3, 2022 for $19.9 million, net proceeds received from government programs (SIF) for $2.7 million and proceeds received from issuance of common stock upon exercise of stock options for $0.1 million.
Net cash provided by financing activities during the six months ended June 30, 2021 was $13.1 million, primarily reflecting net proceeds received from government programs (SIF).

Contractual Obligations and Commitments
The following table summarizes our non-cancellable contractual obligations and other commitments as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Payments due by period (2)
	Total	Less than 1 year	1 - 3 year	4 - 5 year	More than 5 years
Lease commitment (1)	$16,356	$1,687	$2,563	$2,458	$9,648
Total	$16,356	$1,687	$2,563	$2,458	$9,648
(1)Includes operating lease liabilities for certain of our offices and facilities.
(2)Excludes the Venture Loan Agreement entered into on March 3, 2022 by and between the Borrowers, and PSPIB, as the lender.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts. The table does not include obligations under agreements that we can cancel without a significant penalty.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates. As of June 30, 2022, we have not, to date, been exposed to material risks given our early stage of operations. We have not engaged in any hedging activities since our inception.

Credit risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with major and reputable financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Canadian Deposit Insurance Corporation on such deposits but may be redeemed upon demand. We perform periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, we monitor the credit quality of our customers as well as maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

Concentration risk
Agreements which potentially subject the Company to concentration risk consist principally of three customer agreements for the three month and six month periods ended June 30, 2022, respectively. During the three month period ended June 30, 2022, the Company earned 17%, 14% and 11% of its total revenue from three customers. During the three month period ended June 30, 2021, the Company earned 18%, 13% and 11% of its total revenue from three customers. During the six month period ended June 30, 2022, the Company earned 15%, 14% and 10% of its total revenue from three customers. During the six month period ended June 30, 2021, the Company earned 20%, 12% and 10% of its total revenue from three customers.

Interest rate risk
We are not currently exposed to significant market risk related to changes in interest rates. As of June 30, 2022, the Company did not have any cash equivalents nor short-term money market funds.

Foreign currency risk
We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. Our customers are primarily located in the United States, Japan, Germany and Canada; therefore, foreign exchange risk exposures arise from transactions denominated in currencies other than our functional and reporting currency (United States dollars). To date, a majority of our sales have been denominated in United States dollars and a significant portion of our operating expenses are denominated in Canadian dollars. We also purchase certain of our key manufacturing inputs in Euros. As we expand our presence in international markets, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements to minimize the impact of these fluctuations in the exchange rates. We will periodically reassess our approach to manage our risk relating to fluctuations in currency rates.

We do not believe that foreign currency risk had a material effect on our business, financial condition, or results of operations during the periods presented.
Inflation risk
Inflation generally affects us by increasing our cost of labor and purchase of materials. We do not believe that inflation had a significant impact on our results of operations for any periods presented in our consolidated financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.
Concentration of credit risk
We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits. Management believes the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Report.
In connection with the preparation and audit of financial statements of D-Wave Systems Inc. as of and for the fiscal years ended December 31, 2021 and 2020, a material weakness was identified in D-Wave’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, a material weakness was identified in D-Wave’s control environment related to D-Wave’s financial statement close process: we lacked sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and we lacked adequate accounting personnel to perform sufficient review over certain areas including non-routine revenue transactions, equity and government assistance, which resulted in a number of material year end audit adjustments made prior to the issuance of the financial statements of D-Wave for the years ended December 31, 2021 and December 31, 2020.
We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness including adding additional qualified accounting personnel with experience with complex GAAP and SEC rules, engaging consultants to assist with the financial statement close process, and segregating duties among accounting personnel to enable adequate review controls. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate at this time but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

The material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We will continue to test such controls over time and will make any further changes management determines appropriate.
Changes in Internal Control Over Financial Reporting
Other than the remediation work to address the material weakness described above, which includes adding additional qualified accounting personnel with experience with complex GAAP and SEC rules engaging consultants to assist with the financial statement close process, and segregating duties among accounting personnel to enable adequate review controls, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those results in this report are any of the risks described in the Proxy Statement/Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors applicable to D-Wave and its business previously disclosed in the Proxy Statement/Prospectus. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by Item 2 is contained in our Current Report on Form 8-K filed with the SEC on August 10, 2022.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The Company today announced that, after 4 years at D-Wave, Jennifer Houston, Chief Marketing Officer, will be leaving the Company as of September 9, 2022. The Company thanks Jennifer for her impact, years of service and wishes her well.

Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance pursuant to Item 601 of Regulation S-K).

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated February 7, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	2.1	March 15, 2022
2.2	Amendment to Transaction Agreement, dated June 16, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	2.2	June 23, 2022
3.1	Amended and Restated Certificate of Incorporation of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.4	March 15, 2022

3.2	Amended and Restated Bylaws of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.5	March 15, 2022
3.3	Certificate of Designations of Special Voting Preferred Stock of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	3.6	May 27, 2022
4.1	Specimen Common Stock Certificate of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	4.1	May 27, 2022
4.2	Warrant Agreement, dated October 20, 2020, between Continental Stock Transfer & Trust Company and DPCM Capital, Inc.	DPCM Capital, Inc.	8-K	4.1	October 26, 2020
4.3	Assignment, Assumption and Amendment Agreement, dated August 5, 2022, among DPCM Capital, Inc., D-Wave Quantum Inc., Continental Stock Transfer & Trust Company, Computershare Inc., and Computershare Trust Company, N.A.	D-Wave Quantum Inc.	8-K	4.3	August 10, 2022
4.4	Exchangeable Share Provisions.	D-Wave Quantum Inc.	S-4/A	4.7	May 27, 2022
4.5	Specimen Warrant Certificate of D-Wave Quantum Inc. (included in Exhibit 4.3).	D-Wave Quantum Inc.	8-K	4.5	August 10, 2022
10.1	Plan of Arrangement.	DPCM Capital, Inc.	8-K	10.1	February 11, 2022
10.2	Registration Rights and Lock-Up Agreement.	D-Wave Quantum Inc.	8-K	10.2	August 10, 2022
10.3	Form of PIPE Subscription Agreement	DPCM Capital, Inc.	8-K	10.5	February 11, 2022
10.4	Exchangeable Share Support Agreement.	D-Wave Quantum Inc.	8-K	10.4	August 10, 2022
10.5	Voting and Exchange Trust Agreement.	D-Wave Quantum Inc.	8-K	10.5	August 10, 2022
10.6	Form of Transaction Support Agreement	DPCM Capital, Inc.	8-K	10.2	February 11, 2022
10.7†	Agreement, dated as of September 22, 2005, between Her Majesty the Queen in Right of Canada as represented by the Minister of Industry and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.16	March 15, 2022
10.8	Contribution Agreement, dated as of July 10, 2018, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.17	March 15, 2022
10.9†	Amendment No. 1 to Contribution Agreement, dated as of May 25, 2020, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	10.18	May 27, 2022
10.10†	Agreement, dated as of November 20, 2020, among D-Wave Systems Inc., DWSI Holdings Inc., each as recipients, and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.19	May 27, 2022
10.11	Amendment Agreement No. 1 to Agreement, dated as of August 24, 2021, between D-Wave Systems Inc., (resulting from the amalgamation of D-Wave Systems Inc. with its parent company DWSI Holdings Inc.) and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4	10.20	March 15, 2022
10.12	Triple Net Lease, dated as of January 15, 2013, between Embarcadero Joint Venture and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.21	March 15, 2022
10.13	First Amendment to Lease, dated as of January 29, 2018, between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	S-4	10.22	March 15, 2022
10.14	Lease Agreement, dated as of July 25, 2012, among 0727219 Ltd., PCI Beta Holdings Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.23	March 15, 2022
10.15	Amendment of Lease, dated as of October 11, 2012, among 0727219 Ltd., PCI Canada Way Limited Partnership and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.24	March 15, 2022

10.16	Lease Extension and Modification Agreement, dated as of November 8, 2021, between Redstone Enterprises Ltd. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.25	March 15, 2022
10.17†	Lease Agreement, dated as of December 15, 2017, between 0937847 B.C. Ltd. and Omni Circuit Boards Ltd.	D-Wave Quantum Inc.	S-4	10.26	March 15, 2022
10.18†	Agreement for Pilot Line Operation, dated as of July 31, 2006, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.27	March 15, 2022
10.19†	Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.28	March 15, 2022
10.20#†	Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz.	D-Wave Quantum Inc.	S-4	10.29	March 15, 2022
10.21#†	Form of DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement – Option between Alan Baratz and DWSI Holdings Inc.	D-Wave Quantum Inc.	S-4	10.30	March 15, 2022
10.22#†	Full-time Employment Agreement dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich.	D-Wave Quantum Inc.	S-4	10.31	March 15, 2022
10.23#†	Form of D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement – Option between John Markovich and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.32	March 15, 2022
10.24#†	Full-time Employment Agreement, dated as of May 31, 2018, between D-Wave Commercial Inc. and Jennifer Studer Houston.	D-Wave Quantum Inc.	S-4	10.33	March 15, 2022
10.25#†	Form of D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement – Option between Jennifer Houston and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.34	March 15, 2022
10.26#	DWSI Holdings Inc. 2020 Equity Incentive Plan.	D-Wave Quantum Inc.	S-4	10.35	March 15, 2022
10.27	Form of Indemnification Agreement of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	10.36	May 27, 2022
10.28#	2022 Equity Incentive Plan.	D-Wave Quantum Inc.	8-K	10.29	August 10, 2022
10.29#	2022 Employee Stock Purchase Plan.	D-Wave Quantum Inc.	8-K	10.30	August 10, 2022
10.30	Venture Loan and Security Agreement, dated as of March 3, 2022, between D-Wave, D-Wave US Inc., D-Wave Government Inc., D-Wave Commercial Inc., D-Wave International Inc., D-Wave Quantum Solutions Inc. and Omni Circuit Boards Ltd., as Borrower, and PSPIB Unitas Investments II Inc., as Lender.	D-Wave Quantum Inc.	S-4/A	10.39	March 15, 2022
10.31	DWSI Holdings Inc. Warrant Certificate for Purchase of Preferred Shares dated as of November 24, 2020 held by Amazon.com NV Investment Holdings LLC.	D-Wave Quantum Inc.	S-4/A	10.40	March 15, 2022
10.32	Form of Performance Guarantee of D-Wave Quantum Inc. to Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.41	May 27, 2022
10.33	Purchase Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.43	June 23, 2022
10.34	Registration Rights Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.44	June 23, 2022
10.35	Side Letter Agreement, dated as of August 5, 2022, among D-Wave Quantum Inc. and Public Sector Pension Investment Board.	D-Wave Quantum Inc.	8-K	10.36	August 10, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Schema Document
101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
# Indicates management contract or compensatory plan or arrangement.
† Certain portions of this exhibit (indicated by “[*****]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
# The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D-WAVE QUANTUM, INC.

Date: August 26, 2022	By:	/s/ Alan Baratz
Alan Baratz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)