Form 10-Q
period 2022-09-30
D-Wave Quantum Inc.
filed 2022-11-10
CIK 1907982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(Former name, former address and former fiscal year, if changed since last report)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	QBTS	New York Stock Exchange
Warrants, each whole warrant exercisable for 1.4541326 shares of common stock at an exercise price of $11.50	QBTS.WT	New York Stock Exchange
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 10, 2022, the registrant had 63,096,354 shares of common stock at par value $0.0001 outstanding. In addition, there were 48,409,641 exchangeable shares outstanding as of November 10, 2022, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference may constitute “forward-looking statements” for purposes of the federal securities laws. Unless otherwise indicated or the context otherwise requires, all references in this Report to the terms “D-Wave” and the “Company” refer to D-Wave Quantum Inc., together with its subsidiaries. Our forward-looking statements include, but are not limited to, statements regarding D-Wave and D-Wave’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe”, “may”, “will”, “could”, “would”, “should”, “would”, “expect”, “intend”, “plan”, “anticipate”, “trend”, “believe”, “estimate”, “predict”, “project”, “potential”, “seem”. “seek”, “future”, “outlook”, “forecast”, “projection”, “continue”, “ongoing”, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Forward-looking statements in this Report may include, for example, statements about:

•the expected benefits of the Business Combination (as defined below);
•D-Wave's future growth and product innovations;
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

You should not place undue reliance on these forward-looking statements in making an investment decision. These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•D-Wave’s ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of D-Wave to grow and achieve and maintain profitability following the Business Combination;
•risks related to the uncertainty of the unaudited prospective forecasted financial information;
•risks related to the performance of D-Wave’s business and the timing of expected business or financial milestones;
•unanticipated technological or project development challenges, including with respect to the cost and/or timing thereof;
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
•risks stemming from inflation;
•any changes to applicable tax laws, including U.S. tax laws; and
•other risks and uncertainties described in Report, including those referenced under the section titled “Risk Factors.”

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

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands of U.S. dollars, except share and per share data)	2022	2021
Assets
Current assets:
Cash	$13,764	$9,483
Trade accounts receivable, net	740	421
Receivable research incentives	1,052	4,774
Inventories	2,533	2,114
Prepaid expenses and other current assets	8,190	1,116
Deferred offering costs	—	1,250
Total current assets	$26,279	$19,158
Property and equipment, net	2,537	3,249
Operating lease right-of-use assets	8,066	8,578
Intangible assets, net	262	272
Other noncurrent assets	1,345	1,353
Total assets	$38,489	$32,610
Liabilities and stockholders' (deficit) equity
Current liabilities:
Trade accounts payable	3,158	2,109
Accrued expenses and other current liabilities	5,318	3,614
Current portion of operating lease liabilities	1,461	1,687
Loans payable, current	2,232	220
Deferred revenue, current	1,989	2,665
Promissory note - related party	420	—
Total current liabilities	14,578	10,295
Warrant liabilities	5,498	—
Operating lease liabilities, net of current portion	6,211	6,990
Loans payable, noncurrent	12,912	12,233
Deferred revenue, noncurrent	—	54
Other noncurrent liabilities	—	18
Total liabilities	$39,199	$29,590
Commitments and contingencies (Note 10)
Stockholders' (deficit) equity:
Non-redeemable convertible preferred stock*, no par value; nil shares and 122,564,333 shares authorized as of September 30, 2022 and December 31, 2021, respectively; nil shares and 122,564,333 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	—	189,881
Common stock*, par value $0.0001 per share; 675,000,000 shares and unlimited shares authorized at September 30, 2022 and December 31, 2021, respectively; 110,377,357 shares and 2,817,498 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	11	—
Additional paid-in capital	372,840	148,850
Accumulated deficit	(363,136)	(325,268)
Accumulated other comprehensive loss	(10,425)	(10,443)
Total stockholders' (deficit) equity	$(710)	$3,020
Total liabilities and stockholders’ equity	$38,489	$32,610
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$1,695	$1,307	$4,778	$3,853
Cost of revenue	609	307	1,778	873
Total gross profit	1,086	1,000	3,000	2,980
Operating expenses:
Research and development	7,334	6,313	20,933	19,268
General and administrative	6,921	2,801	14,527	7,831
Sales and marketing	2,099	1,679	5,438	3,975
Total operating expenses	16,354	10,793	40,898	31,074
Loss from operations	(15,268)	(9,793)	(37,898)	(28,094)
Other income (expense), net:
Interest expense	(1,336)	(205)	(3,874)	(590)
Government assistance	—	4,560	—	9,146
Gain on investment in marketable securities	—	1,164	—	1,164
Change in fair value of warrant liabilities	2,603	—	2,603	—
Other income, net	948	65	1,301	669
Total other income, net	2,215	5,584	30	10,389
Net loss	$(13,053)	$(4,209)	$(37,868)	$(17,705)
Net loss per share, basic and diluted	$(0.11)	$(0.03)	$(0.31)	$(0.14)
Weighted-average shares * used in computing net loss per share, basic and diluted	116,256,805	125,362,390	122,337,727	125,331,065
Comprehensive loss:
Net loss	$(13,053)	$(4,209)	$(37,868)	$(17,705)
Foreign currency translation adjustment, net of tax	56	29	18	40
Net comprehensive loss	$(12,997)	$(4,180)	$(37,850)	$(17,665)
* Weighted-average shares have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ Deficit
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at June 30, 2022	137,765,828	$189,881	3,341,327	$2,811	$147,779	$(350,083)	$(10,481)	$(20,093)
Retroactive application of Business Combination (Note 3)	(15,201,495)	—	(368,692)	(2,811)	2,811	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,972,635	—	150,590	(350,083)	(10,481)	(20,093)
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Business Combination (Note 3)	(122,564,333)	(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the ELOC (Note 3)	—	—	381,540	—	3,271	—	—	3,271
Business Combination, net of redemptions and transaction costs (Note 3)	—	—	4,327,512	—	(13,828)	—	—	(13,828)
Issuance of common stock in connection with the PIPE Investment (Note 3)	—	—	5,816,528	1	39,999	—	—	40,000
Exercise of warrants	—	—	115,025	—	910	—	—	910
Stock-based compensation	—	—	—	—	2,027	—	—	2,027
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	—	(13,053)	—	(13,053)
Balances at September 30, 2022	—	$—	110,377,357	$11	$372,840	$(363,136)	$(10,425)	$(710)

* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at June 30, 2021	137,765,828	$189,881	3,142,789	$2,586	$144,838	$(307,219)	$(10,447)	$19,639
Retroactive application of Business Combination (Note 3)	(15,201,495)	—	(346,785)	(2,586)	—	—	—	(2,586)
Adjusted Balances, beginning of period*	122,564,333	189,881	2,796,004	—	144,838	(307,219)	(10,447)	17,053
Exercise of stock options	—	—	2,669	—	(1)	—	—	(1)
Exercise of warrants	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	225	—	—	225
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	29	29
Net loss	—	—	—	—	—	(4,209)	—	(4,209)
Balances at September 30, 2021	122,564,333	$189,881	2,798,673	$—	$145,062	$(311,428)	$(10,418)	$13,097
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ (Deficit) Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2021	137,765,828	$189,881	3,166,949	$2,610	$146,240	$(325,268)	$(10,443)	$3,020
Retroactive application of Business Combination (Note 3)	(15,201,495)	—	(349,451)	(2,610)	2,610	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,817,498	—	148,850	(325,268)	(10,443)	3,020
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Business Combination (Note 3)	(122,564,333)	(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the ELOC (Note 3)	—	—	381,540	—	3,271	—	—	3,271
Business Combination, net of redemptions and transaction costs (Note 3)	—	—	4,327,512	—	(13,828)	—	—	(13,828)
Issuance of common stock in connection with the PIPE Investment (Note 3)	—	—	5,816,528	1	39,999	—	—	40,000
Exercise of stock options	—	—	155,137	—	72	—	—	72
Exercise of warrants	—	—	115,025	—	910	—	—	910
Stock-based compensation	—	—	—	—	3,695	—	—	3,695
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	(37,868)	—	(37,868)
Balances at September 30, 2022	—	$—	110,377,357	$11	$372,840	$(363,136)	$(10,425)	$(710)
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	137,765,828	$189,881	3,061,746	$2,492	$144,537	$(293,723)	$(10,458)	$32,729
Retroactive application of Business Combination (Note 3)	(15,201,495)	—	(337,843)	(2,492)	—	—	—	(2,492)
Adjusted Balances, beginning of period*	122,564,333	189,881	2,723,903	—	144,537	(293,723)	(10,458)	30,237
Exercise of stock options	—	—	74,770	—	(30)	—	—	(30)
Stock-based compensation	—	—	—	—	555	—	—	555
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	40	40
Net loss	—	—	—	—	—	(17,705)	—	(17,705)
Balances at September 30, 2021	122,564,333	$189,881	2,798,673	$—	$145,062	$(311,428)	$(10,418)	$13,097

* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Business Combination.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(37,868)	$(17,705)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	1,038	1,135
Allowance for doubtful accounts	1	—
Stock-based compensation	3,695	555
Amortization of operating right of use assets	590	764
Provision for excess and obsolete inventory	265	215
Non-cash interest expense on government payable	1,902	601
Venture loan interest and final payment fee	1,808	—
Grant income	—	(9,135)
Change in fair value of public warrant liability	(1,483)	—
Change in fair value of private warrant liability	(1,120)	—
Non-cash lease expense	—	(756)
(Gain) loss on marketable securities	—	(1,164)
Unrealized foreign exchange loss (gain)	(1,226)	15
Change in operating assets and liabilities:
Trade accounts receivable	(320)	(334)
Research incentives receivable	579	(10,374)
Inventories	(684)	(29)
Deferred offering costs	1,250	—
Prepaid expenses and other current assets	(7,074)	(929)
Trade accounts payable	1,049	(1,081)
Right-of-use assets	(97)	—
Accrued expenses and other current liabilities	1,704	(313)
Deferred revenue, current	(730)	(148)
Loan program payable	—	11,068
Current portion of long-term debt	2,893	—
Operating lease liability	(442)	—
Net cash used in operating activities	$(34,270)	$(27,615)
Cash flows from investing activities:
Purchase of property and equipment	(249)	(1,493)
Purchase of software	(67)	(214)
Net cash used in investing activities	$(316)	$(1,707)
Cash flows from financing activities:
Proceeds from issuance of common stock from the PIPE investment (Note 3)	40,000	—
Business Combination, net of redemption and transaction costs (Note 3)	4,100	—
Transaction costs paid directly by D-Wave Systems	(6,528)	—
Proceeds from exercise of public warrants	910	—
Proceeds from promissory note - related party	420	—
Proceeds from government assistance	3,124	16,346
Proceeds from issuance of common stock upon exercise of stock options	72	66
Proceeds from debt financing	19,870	—
Payment for directors and officers insurance	(864)	—

Debt payments	(20,000)	(23)
Venture loan interest and final payment fee	(1,808)	—
Government loan payment	(398)	(399)
Net cash provided by financing activities	$38,898	$15,990
Effect of exchange rate changes on cash and cash equivalents	(31)	42
Net (decrease) increase in cash and cash equivalents	4,281	(13,290)
Cash and cash equivalents at beginning of period	$9,483	$21,335
Cash and cash equivalents at end of period	$13,764	$8,045
Supplemental disclosure of noncash investing and financial activities:
Initial warrant liabilities recognized in connection with closing of Business Combination	$8,101	$—
Non-cash Business Combination financing	$(11,400)	$—
Issuance of shares for payment of ELOC commitment fee	$3,271	$—
Conversion of convertible preferred stock to common stock	$189,871	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of business

D-Wave Quantum Inc. ("D-Wave" or the “Company”) was incorporated as a corporation organized and existing under the General Corporation Law of the State of the Delaware on January 24, 2022. The Company was formed for the purpose of effecting a merger between DPCM Capital, Inc. (“DPCM”), D-Wave Systems Inc. (“D-Wave Systems”), and certain other affiliated entities through a series of transactions (the “Business Combination”) pursuant to the definitive agreement entered into on February 7, 2022 (the “Transaction Agreement”). On August 5, 2022, in conjunction with the Business Combination, DPCM and D-Wave Systems became wholly-owned subsidiaries of, and are operated by, the Company. Upon the completion of the Business Combination, the Company succeeded to all of the operations of its predecessor, D-Wave Systems.
For the three and nine month periods ended September 30, 2022 and 2021, the Company’s revenue was derived primarily from customers located in the United States, Japan, and Germany.
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Company has prepared the accompanying condensed consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”) and pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC").
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DPCM, as a direct wholly-owned subsidiary of D-Wave, who is the legal acquirer, was treated as the "acquired" company for financial reporting purposes and D-Wave Systems was treated as the accounting acquirer. This determination was primarily based on the following factors: (i) D-Wave Systems' existing stockholders have the majority of the voting interest in the combined entity with an approximate 91% voting interest; (ii) the combined company's board of directors have seven board members consisting of one board member designated by DPCM, three board members retained from the D-Wave Systems' board, and three additional, independent board members; (iii) D-Wave Systems' senior management comprises all the senior management of the combined company; and (iv) D-Wave Systems' existing operations comprise the ongoing operations of the combined company. In accordance with guidance applicable to these circumstances, the Business Combination was treated as the equivalent of D-Wave Systems issuing stock for the net assets of DPCM, accompanied by a recapitalization. The net assets of DPCM were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of D-Wave Systems.
As a result, the condensed consolidated financial statements included herein reflect (i) the historical operating results of D-Wave Systems prior to the Business Combination, (ii) the combined results of the Company, D-Wave Systems and DPCM following the closing of the Business Combination, (iii) the assets and liabilities of D-Wave Systems at their historical costs, (iv) the assets and liabilities of the Company and DPCM at their historical costs, which approximates fair value, and (v) the Company's equity structure for all periods presented.
In accordance with ASC 805 guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the closing date of the Business Combination, to reflect the number of the Company's shares of common stock, par value $0.0001 ("Common Shares") issued to D-Wave Systems' stockholders in connection with the recapitalization transaction. As such, the Common Shares and the corresponding capital amounts and earnings per share related to D-Wave Systems' common stock prior to the Business Combination have been retrospectively restated as shares reflecting the conversion ratio established in the Business Combination.

Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained within these interim condensed consolidated financial statements comply with the requirements of Section 13(a)

of the Securities Exchange Act of 1934, as amended (the "Exchange Act") for interim condensed consolidated financial statements and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein have been prepared on the same basis as the audited annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the registration statement on Form S-1 (SEC File No. 333-267124) related to the exercise and resale of certain securities of D-Wave, initially filed by the Company with the SEC on August 29, 2022 and which was declared effective by the SEC on October 26, 2022 (as amended, the “Resale Registration Statement”). The condensed consolidated statement of operations and comprehensive loss for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter. All references to September 30, 2022 and 2021 in the notes to condensed consolidated financial statements are unaudited.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements upon consolidation.

Liquidity and going concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of $363.1 million and a working capital deficiency of $11.7 million. For the three months ended September 30, 2022 and 2021, the Company incurred a net loss of $13.1 million and $4.2 million respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred a net loss of $37.9 million and $17.7 million respectively. The Company had net cash outflows from operations of $34.3 million and $27.6 million, respectively. As of September 30, 2022, the Company had $13.8 million of cash. The Company expects to incur additional operating losses and negative cash flows from operations as it continues to expand its commercial operations and research and development programs.
On August 5, 2022, the Company completed a Business Combination with DPCM. The Company received gross proceeds of $49.0 million from the PIPE Investment (as defined below) and the DPCM trust account.
In conjunction with the Business Combination, the Company and D-Wave Systems entered into an equity line of credit (the "ELOC") with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150.0 million of Common Shares through June 15, 2025. The ELOC will provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at which the Company may not sell to Lincoln Park any Common Shares. For the nine months ended September 30, 2022, D-Wave has issued 381,540 Common Shares satisfying the commitment fee for the ELOC. For the nine months ended September 30, 2022, D-wave did not direct Lincoln Park to buy any Common Shares. Subsequent to September 30, 2022, D-Wave commenced making sales pursuant to the ELOC (see Note 14).
To the extent that sufficient capital is not obtained through the cash received in connection with the issuance of Common Shares under the ELOC, management will be required to obtain additional capital through the issuance of debt and/or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to the currently outstanding Common Shares. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders. If D-Wave is unable to obtain additional financing, operations may be scaled back or discontinued. These conditions give rise to material uncertainties that may cast substantial doubt on the ability of D-Wave to continue as a going concern.
These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Such adjustments could be material.

COVID-19 pandemic
The Company is subject to risks and uncertainties relating to the ongoing outbreak of the novel strain of coronavirus (“COVID-19”), which the World Health Organization declared a pandemic in March 2020. The COVID-19 pandemic has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Work-from-home and other measures have introduced additional operational risks, including cybersecurity risks, and may adversely affect the way the Company and its third-party partners operate. The extent to which the COVID-19 pandemic impacts the Company’s workforce, business, financial condition, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected. For the nine months ended September 30, 2022 and 2021, the Company’s business, results of operation and financial condition was not significantly impacted due to the effects of COVID-19.

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
The Company’s accounting estimates and assumptions may change over time in response to COVID-19 and the change could be material in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstances that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.

Public Warrants and Private Warrants
The Company evaluated its outstanding warrants which were issued in exchange for (i) the warrants initially included in the DPCM units (the "Units") issued in DPCM’s initial public offering (the “Public Warrants”), and (ii) the warrants of DPCM held by CDPM Sponsor Group, LLC (the “Sponsor”) that were issued to the Sponsor at the closing of DPCM’s initial public offering (the “Private Warrants,” and together with the Public Warrants, the “Warrants”), which are discussed in Note 8 - Warrants, in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity.”
The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date. The fair value of the Private Warrants was initially measured using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The subsequent measurements of the Private Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 fair value measurements due to the use of an observable market quote for the Public Warrants, which are considered to be a similar asset in an active market.
The Public Warrants also do not meet the indexation guidance in ASC 815-40 and are accounted for as liabilities as the Public Warrants include a provision whereby in a scenario on which there is not an effective registration statement, the warrant holders have a cap, 0.361 Common Shares per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise. The fair value of the Public Warrants was initially measured using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 fair value measurements due to the use of an observable market quote in an active market.

Operating segment
Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. As such, the Company views its operations and manages its business in one operating and reportable segment. See Note 12 - Geographic areas.
Foreign currency translation and transactions
The Company’s reporting currency is the U.S. dollar. Generally, the functional and reporting currency of its international subsidiaries is the currency of their primary economic environment. Accordingly, all foreign balance sheet accounts have been translated into the U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the condensed consolidated statements of operation and comprehensive loss have been translated at the average exchange rate for the year or the corresponding period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2022, the Company recorded $956,000 of foreign currency transaction gain in other income in its condensed consolidated statement of operations. For the three months ended September 30, 2021, the Company recorded $29,000 of foreign currency transaction loss in other income in its condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, the Company recorded $1,322,000 and $538,000 in foreign currency transaction gain, respectively, in other income in its condensed consolidated statements of operations and comprehensive loss.
Cash and cash equivalents
The Company’s cash and cash equivalents consists of money held in demand depository accounts. The carrying amount of cash was $13.8 million and $9.5 million as of September 30, 2022 and December 31, 2021, respectively, which approximates fair value and was determined based upon Level 1 inputs. The Company did not hold short-term investments as of September 30, 2022 and December 31, 2021.
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
The carrying amounts reflected in the condensed consolidated balance sheets for cash , trade accounts receivable, net, trade accounts payable and accrued expenses approximate their fair values (Level 1).
The Company carries its marketable investments at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments by the same issuer, as they represent investments in privately held companies for which there are no quoted market prices. As of September 30, 2022 and December 31, 2021, the Company estimated the fair value of its securities denominated in Canadian dollars to be C$10.2 million for both periods presented, and its securities denominated in United States dollars to be $1.2 million and $279,000, respectively.

The carrying value of its securities as of September 30, 2022 and December 31, 2021 was $1.2 million and $5,000, respectively and is included in other assets on the consolidated balance sheet.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	September 30, 2022
Liabilities:
Warrant Liabilities – Public Warrants	1	$3,018
Warrant Liabilities – Private Placement Warrants	2	$2,480

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
The Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the Common Shares. The expected volatility as of the initial public offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrants was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 fair value measurements due to the use of an observable market quote in an active market. The subsequent measurements of the Private Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 fair value measurements due to the use of an observable market quote for the Public Warrants, which are considered to be a similar asset in an active market.
As of September 30, 2022, the liabilities for the Warrants were calculated by multiplying the quoted market price per DPCM Public Warrant of $0.31 by the 17,920,898 Warrants outstanding (see Note 8).
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

Net income (loss) per share
Basic net loss per common share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders adjusted by any preferred stock dividends declared during the period by the weighted average number of common shares and potential common shares outstanding when the impact is not antidilutive. Contingently issuable shares are included in basic EPS only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration shall be considered outstanding common shares and included in the computation of basic EPS.

Concentration risk
Agreements which potentially subject the Company to concentration risk consist principally of two to three customer agreements. During the three month period ended September 30, 2022, the Company earned 15%, 11% and 10% of its total revenue from three customers. During the three month period ended September 30, 2021, the Company earned 15% and 11% of its total revenue earned from two customers. During the nine month period ended September 30, 2022, the Company earned 13% of its total revenue from two separate customers. During the nine months ended September 30, 2021, the Company earned 13% and 12% of its total revenue from two customers.
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
During the three months ended September 30, 2022 and 2021, the Company recorded a Scientific Research and Experimental Development (“SR&ED”) investment tax credit of $0.1 million and $$0.5 million in 2022 and 2021, respectively, as an offset to its research and development expenses in its condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2022 and 2021, the Company recorded a SR&ED investment tax credit of $1.0 million and $1.2 million, respectively, as an offset to its research and development expenses in its condensed consolidated statements of operations and comprehensive loss.
The Company has received government loans under funding agreements that bear interest at rates that are below market rates of interest or are interest-free. The Company accounts for the imputed benefit arising from the difference between a market rate of interest and the rate of interest charged as additional grant funding, and records interest expense for the loans at a market rate of interest. On the date that loan proceeds are earned, the Company recognizes the portion of the loan proceeds allocated to grant funding as a discount to the carrying value of the loan and as other liability, which is subsequently recognized as additional government assistance upon draw down of the qualified loan amounts.
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
Recently adopted accounting standards and amendments
D-Wave is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. D-Wave is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as private companies, including early adoption when permissible. The Company elected to early adopt, when permissible, new or revised accounting guidance within the same time period as private companies, as indicated in Note 2 of its audited consolidated financial statements as of December 31, 2021 and 2020, included in the Resale Registration Statement.
Recent accounting pronouncements not yet adopted
In November 2021, the FASB issued ASU No.2021-10, Disclosures by Business Entities about Government Assistance. ASU 2021-10 was issued to increase the transparency of government assistance. ASU 2021-10 requires that entities make certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The required disclosures include: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) significant terms and conditions of the transactions, including commitments and contingencies. The amendments in ASU 2021-10 are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in ASU 2021-10 either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company plans to adopt the ASU 2021-10 on December 31, 2022 with an effective date of January 1, 2022. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.
3. Business Combination

As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, on August 5, 2022, the Company completed the Business Combination. Upon the closing of the Business Combination, the following occurred:
•Each non-redeeming share of DPCM Class A common stock was converted into the right to receive 1.4541326 Common Shares (the “Exchange Ratio”), such that 902,213 shares of DPCM Class A common stock that were not redeemed were exchanged for 1,311,937 Common Shares;
•All outstanding warrants of DPCM were converted into the right to receive Warrants. Each such Warrant is exercisable for 1.4541326 Common Shares, at any time commencing on September 4, 2022, the date that is 30 days after the completion of the Business Combination. The number of Common Shares received upon the exercise of Warrants will be rounded down to the nearest whole number of Common Shares;
•3,015,575 shares of DPCM Class B common stock held by Sponsor and DPCM’s officers, directors and other special advisors were converted into Common Shares on a one-for-one basis; and
•Pursuant to an arrangement effected under Part 9, Division 5 of the Business Corporations Act (British Columbia) (the “Arrangement”) all holders of outstanding non-redeemable convertible preferred shares of D-Wave Systems received equity interests in D-Wave in exchange for their equity interests in D-Wave Systems. The aggregate consideration paid to former shareholders of D-Wave Systems in connection with the Business Combination was approximately 99,736,752 Common Shares and Exchangeable Shares (as defined below) (excluding options of D-Wave Systems and warrants of D-Wave Systems).
“Exchangeable Shares” refer to shares in the capital of D-Wave Quantum Technologies Inc., or ExchangeCo, an indirect Canadian subsidiary of D-Wave. The Exchangeable Shares are exchangeable from time to time, at the holder’s election, for Common Shares on a one-for-one basis.
In connection with the Business Combination and concurrently with the execution of the Transaction Agreement, on February 7, 2022, DPCM and the Company entered into separate subscription agreements with a number of investors (each a "PIPE Investor"), pursuant to which the PIPE Investors agreed to purchase, and the Company agreed to sell to the PIPE Investors, a number of Common Shares (the “PIPE Shares”) equal to the aggregate purchase price for all Common Shares subscribed for by each PIPE Investor, divided by $10.00 and multiplied by the Exchange Ratio for an aggregate purchase price of $40.0 million (the “PIPE Investment”), such that the PIPE Investors purchased 5,816,528 PIPE Shares in the aggregate. The PIPE Investment closed simultaneously with the consummation of the Business Combination.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DPCM was treated as the "acquired" company for financial reporting purposes. See Note 2 for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the Company issuing shares for the net assets of DPCM, accompanied by a recapitalization. The net assets of DPCM were stated at historical cost, with no goodwill or other intangible assets recorded.
In accounting for the Business Combination and after redemptions, net proceeds received by the Company totaled $21.4 million. The following table presents the net proceeds from the Business Combination and PIPE Investment for the nine months ended September 30, 2022 (in thousands):

Recapitalization
Cash - DPCM trust and cash, net of redemptions	$9,130
Cash - PIPE Investment	40,000
Less: Non-cash net liabilities assumed from DPCM	(13,728)
Less: Transaction costs	(14,017)
Net Business Combination and PIPE Investment	21,385
Add back: Non-cash net liabilities assumed from DPCM	13,728
Add back: Accrued transaction costs	2,459
Net cash contribution from Business Combination and PIPE Investment	$37,572
The following table presents the number of shares of Common Shares issued immediately following the consummation of the Business Combination, PIPE Investment, and closing of the ELOC:

Number of Shares
Exchange of DPCM Class A common stock for D-Wave Quantum Inc. common stock upon Business Combination (1)	1,311,937
Exchange of DPCM Class B common stock for D-Wave Quantum Inc. common stock upon Business Combination (2)	3,015,575
D-Wave Quantum Inc. common stock issued in PIPE Investment upon Business Combination	5,816,528
Business Combination and PIPE shares	10,144,040
Exchange of D-Wave Systems Inc. common stock for D-Wave Quantum Inc. common stock (including Exchangeable Shares) upon Business Combination (3)	99,736,752
D-Wave Quantum Inc. common stock issued to Lincoln Park for the ELOC closing commitment upon Business Combination	127,180
Total D-Wave Quantum Inc. common stock (including Exchangeable Shares) outstanding immediately after Business Combination, PIPE Investment, and closing of the ELOC	110,007,972
(1) Prior to the Business Combination, there were 30,000,000 shares of DPCM Class A common stock subject to possible redemption outstanding. Also prior to the Business Combination, 29,097,787 shares of DPCM Class A common stock subject to possible redemption were redeemed, resulting in 902,213 shares of DPCM Class A common stock outstanding immediately prior to the Business Combination. The number of Common Shares that former stockholders of DPCM Class A common stock received upon exchanging their shares in connection with the Business Combination was calculated by multiplying the 902,213 shares of DPCM Class A common stock outstanding immediately prior to the Business Combination by the Exchange Ratio. All fractional shares were rounded down.
(2) Prior to the Business Combination, there were 7,500,000 shares of DPCM Class B common stock outstanding. Also prior to the Business Combination, 4,484,425 shares of DPCM Class B common stock were forfeited, resulting in 3,015,575 shares of DPCM Class B common stock outstanding immediately prior to the Business Combination. In connection with the Business Combination, the former stockholders of DPCM Class B common stock exchanged their shares for Common Shares on a one-for-one basis.
(3) In conjunction with the Business Combination, all of D-Wave Systems' non-redeemable convertible preferred stock was converted into D-Wave Systems' common stock. As a result, there were 112,106,972 shares of D-Wave Systems' common stock outstanding immediately prior to the Business Combination. In conjunction with the Business Combination, the number of Common Shares that former stockholders of D-Wave Systems' common stock received upon exchanging their shares in conjunction with the Business Combination was calculated by multiplying the 112,106,972 shares of D-Wave Systems' common stock outstanding by the conversion ratio of 0.889657 (the “Conversion Ratio”), resulting in 99,736,752 Common Shares outstanding (including 48,409,601 Exchangeable Shares). All fractional shares were rounded down.

4.    Revenue from contracts with customers
Disaggregation of revenue
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three months ended September 30,
	2022	2021
Type of products or services
QCaaS	$1,346	$980
Professional services	347	306
Other revenue	2	21
Total revenue, net	$1,695	$1,307
Timing of revenue recognition
Revenue recognized over the time	$1,660	$1,247
Revenue recognized at a point in time	35	60
Total revenue, net	$1,695	$1,307

	Nine months ended September 30,
	2022	2021
Type of products or services
QCaaS	$3,905	$3,063
Professional services	812	736
Other revenue	61	54
Total revenue, net	$4,778	$3,853
Timing of revenue recognition
Revenue recognized over the time	$4,618	$3,773
Revenue recognized at a point in time	160	80
Total revenue, net	$4,778	$3,853
Other revenue includes printed circuit board sales.
Revenue by geographical markets is presented in Note 13 - Geographic areas.
Contract balances
The following table provides information about account receivable, contract assets and liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Contract assets:
Trade account receivable	$740	$421
Unbilled receivables, which are included in 'Prepaid expenses and other current assets'	252	17
Total contract assets	992	438
Contract liabilities:
Deferred revenue, current	1,989	2,665
Deferred revenue, noncurrent	—	54
Customer deposit, which are included in 'Accrued expenses and other current liabilities'	21	21
Total contract liabilities	$2,010	$2,740

Changes in deferred revenue from contracts with customers were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Balance at beginning of period	$2,719	$4,713
Deferral of revenue	3,554	4,092
Recognition of deferred revenue	(4,284)	(6,086)
Balance at end of period	$1,989	$2,719
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
As of September 30, 2022, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $2.0 million. This amount included deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 99% is expected to be recognized to revenue in the next 12 months.
As of December 31, 2021, the aggregate amount of remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $2.7 million which included deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 98% was expected to be recognized to revenue in the next 12 months.
5.    Balance sheet details
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued expenses:
Accrued transaction costs	$2,459	$—
Accrued professional services	1,010	1,953
Accrued compensation and related benefits	1,438	1,108
Other accruals	113	318
Other current liabilities:
Other payroll expenses	$247	$175
Customer deposit	21	21
Current portion of long term debt, net	30	39
Total accrued expenses and other current liabilities	$5,318	$3,614

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses:
Prepaid Lincoln Park commitment fee	$3,279	$—
Prepaid services	1,319	125
Prepaid software	1,027	531
Prepaid rent	121	151
Prepaid commissions	117	84
Other	11	156
Other current assets:
Directors and Officers insurance	$2,028	$—
Unbilled receivables	252	17
Security deposits	36	52
Total prepaid expenses and other current assets	$8,190	$1,116
6.    Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Quantum computer systems	$13,425	$13,425
Lab equipment	6,664	6,645
Computer equipment	3,439	3,305
Leasehold improvements	1,074	1,074
Furniture and fixtures	318	316
Construction-in-progress	379	285
Total property and equipment	25,299	25,050
Less: Accumulated depreciation	(22,762)	(21,801)
Property and equipment, net	$2,537	$3,249
Depreciation expense for the three month period ended September 30, 2022 and 2021 was $338,000 and $393,000 respectively. Depreciation expense for the nine month period ended September 30, 2022 and 2021 was $1.0 million and $1.1 million respectively. The Company has not acquired any property and equipment under capital leases.

7.    Loans payable
As of September 30, 2022 and December 31, 2021 loans payable consisted of the refundable government loans. The following table shows the component of loans payable (in thousands):

	September 30,	December 31,
	2022	2021
Loan payable, beginning of period	$29,844	$13,624
SIF contribution	—	16,786
Financing of Directors and Officers Insurance	2,893	—
Venture Loan	20,000	—
Payments	(1,262)	(399)
Interest and final fee on Venture Loan	1,808	—
Repayment of the Venture Loan	(21,808)	—
Foreign exchange (gain) loss	(1,948)	(167)
Loan payable, end of period	$29,527	$29,844
Discount, beginning of period	$(17,391)	$(11,948)
SIF discount on additional contribution	—	(7,167)
TPC discount on additional contribution	—	—
Venture Loan discount	(130)	—
Interest expense	1,902	1,728
Foreign exchange (gain) loss	1,236	(4)
Total discount, end of period	$(14,383)	$(17,391)

Total loans payable, end of period	$15,144	$12,453
Short-term portion	2,232	220
Long-term portion	12,912	12,233
Total loans payable	$15,144	$12,453
SIF liability
On November 20, 2020, the Company entered into an agreement with the Strategic Innovation Fund ("SIF"), whereby SIF agreed to make a repayable contribution to the Company of up to C$40.0 million (“the Contribution”). Funds from the loan are to be used for projects involving the adaption of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.
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
The initial fair value of the SIF loan is determined by using a discounted cash flow analysis for the loan, which requires a number of assumptions. The significant assumptions used in determining the discounted cash flows include estimating the amount and timing of future revenue for the Company and the appropriate discount rate. In determining the appropriate discount rates, the Company considered the weighted average cost of capital for the Company, risk adjusted based on the development risks of the Company’s product. Management used a discount rate of 26% to discount the SIF loan. Should projected revenue not be achieved as predicted, the adjustment to the fair value of the SIF loan could be material. At September 30, 2022, the carrying value of the loan approximates its fair value.

Repayments of the SIF contributions could also be triggered upon default of the agreement, or termination of the agreement, or upon a change of control that has not been approved by the Canadian government. The Canadian government approved the transaction with DPCM conditionally on May 9, 2022, with all conditions being satisfied on the closing date of the Business Combination.
Venture Loan
On March 3, 2022, the Company entered into a Venture Loan and Security Agreement (the "Venture Loan") with PSPIB Unitas Investments II Inc. ("PSPIB"). Under the Venture Loan, the Company may borrow up to an aggregate principal amount of $25.0 million in three tranches, subject to certain terms and conditions. The loan was subject to a per annum interest rate as published in the Wall Street Journal or any successor publication as the “prime rate” plus 7.25% provided that the Wall Street Journal prime rate is not less than 3.25% and if found to be less than 3.25%, such rate will be deemed to be 3.25%. The maturity date of the loan was defined as the earliest of December 31, 2022, or the closing of the Business Combination, or the date of acceleration of such loan following an event of default. As of September 30, 2022, the Company received $20.0 million recorded in loan proceeds that were recorded in current loans payable in its condensed consolidated balance sheet, $15.0 million of which was received on March 3, 2022 and $5.0 million of which was received on June 30, 2022. All obligations under The Venture Loan, related accrued interest, and the final payment fee totaling $21.8 million was repaid upon the completion of the Business Combination on August 5, 2022.
8.    Warrant liabilities
In conjunction with the Business Combination, the Company assumed 10,000,000 DPCM public warrants and 8,000,000 DPCM private warrants. During the nine months ended September 30, 2022, 79,102 DPCM public warrants were exercised resulting in the Company receiving proceeds of $0.9 million for the issuance of 115,025 D-Wave Quantum shares of common stock (underlying shares were converted using the conversion ratio of 1.4541326 as per the Transaction Agreement).
As of September 30, 2022, the Company has 17,920,898 Warrants outstanding. As part of the Business Combination, as described in Note 3 - Business Combination, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Business Combination was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
Each such Warrant will be exercisable at an exercise price of $11.50 for 1.4541326 Common Shares, or an approximate exercise price per Common Share of $7.91, subject to adjustments. The Warrants may be exercised for a whole number of shares of the Company. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on August 5, 2027, or earlier upon redemption or liquidation.
The Private Warrants are identical to the Public Warrants except that the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company may redeem the Public Warrants:
    • in whole and not in part;
    • at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Common Share;
    • if, and only if, the last reported sales price of the shares of the Common Shares for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which a notice of redemption is given equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) (the "Reference Value");
    • if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and
    • if, and only if, there is an effective registration statement covering the issuance of the Common Shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of the Common Shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of the Common Shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.
For details of the D-Wave Systems legacy warrants, classified as equity, refer to Note 11 - Commitments and contingencies.

9.    Promissory note - related party

On February 28, 2022, an affiliate of DPCM entered into an unsecured promissory note of up to $1,000,000 with the Sponsor (the "Affiliate Note"). The purpose of the Affiliate Note was to provide DPCM with additional working capital. All amounts drawn on the Affiliate Note were provided directly to DPCM. The Affiliate Note is not convertible and bears no interest. The principal balance of the Affiliate Note was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective. As of September 30, 2022, a total of $200,000 has been drawn on the Affiliate Note.
In connection with the Business Combination, the Affiliate Note was assumed by the Company and was amended and restated effective September 30, 2022. The amended and restated note has identical terms as the Affiliate Note except that the Company must pay the principal balance in three equal installments on December 31, 2022, March 31, 2023, and June 30, 2023.
On April 13, 2022, DPCM entered into an unsecured promissory note of up to $1,000,000 with the Sponsor (the "DPCM Note"). The purpose of the DPCM Note was to provide DPCM with additional working capital. All amounts drawn on the DPCM Note were provided directly to DPCM. The DPCM Note is not convertible and bears no interest. The principal balance of the DPCM Note was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective. As of September 30, 2022, a total of $220,000 has been drawn on the DPCM Note.
In connection with the Business Combination, the DPCM Note was assumed by the Company and was amended and restated effective September 30, 2022. The amended and restated note has identical terms as the Affiliate Note except that the Company must pay the principal balance in three equal installments on December 31, 2022, March 31, 2023, and June 30, 2023.
The executions of the amended and restated Affiliate Note and the amended and restated DPCM Note are related party transactions as these notes are payable to affiliates of the Company.
10.    Stock-based compensation

Equity Plans
2020 Equity Incentive Plan
In April 2020, the Board of Directors of D-Wave Systems approved the 2020 Equity Incentive Plan (the "2020 Plan") which provides for the grant of qualified incentive stock options (“ISO”) and nonqualified stock options (“NSO”), restricted stock, restricted stock units (“RSU”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the closing of the Business Combination effective August 5, 2022, no additional awards were issued under the 2020 Plan. Awards outstanding under the 2020 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2020 Plan. Stock options granted under the 2020 Plan will be converted applying the Conversion Ratio to the underlying common stock at the exercise date.
2022 Equity Incentive Plan
In connection with the Business Combination (Note 3), the shareholders approved the D-Wave Quantum Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on August 5, 2022, which became effective immediately upon the closing of the Business Combination. The 2022 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards (“RSA”), restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Company’s affiliates. The aggregate number of Common Shares reserved for future issuance under the 2022 Plan is 16,965,849 shares as of September 30, 2022. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the fully-diluted Common Shares outstanding on December 31 of the preceding year; provided, however, that the Board of Directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of Common Shares.
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
⮚Expected Volatility. As the Company was privately held and there was no public market for its common stock prior to the Business Combination, the expected volatility is based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data.
⮚Expected Dividend Yield. The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
⮚Fair Value of Underlying Common Stock. Because the Company’s common stock was not yet publicly traded on the date of the grant, the Company must estimate the fair value of common stock prior to the Business Combination. The Board of Directors considers numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the D-Wave Systems’ previously convertible redeemable preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.
There were 1,500,081 stock options granted under the 2022 Plan and 4,341,966 stock options granted under the 2020 Plan during the nine months ended September 30, 2022 and 2021, respectively. The assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2022 and 2021 are as follows:

	Nine months ended September 30,
	2022	2021
Expected dividend yield	—	—
Expected volatility	70.6%	56.3%
Expected term (years)	6.1	6.1
Risk-free interest rate	3.0%	0.9%

Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options outstanding	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Balance as of December 31, 2021	16,336,134	$0.81	8.55	$80,179
Granted	1,500,081	10.07
Exercised	(174,378)	0.81
Forfeited	(944,087)	0.81
Expired	(28,981)	0.81
Balance as of September 30, 2022	16,688,769	$1.64	6.96	$74,546
Exercisable as of September 30, 2022	12,128,516	$0.84	6.20	$59,344
The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.
The weighted average grant date fair values per share of stock options granted during the nine months ended September 30, 2022 was $3.1. The weighted average grant date fair values per share of stock options granted during the nine months ended September 30, 2021 was $0.36.
The total fair values of the stock options vested during the nine months ended September 30, 2022 and 2021 was $6,564,103 and $812,329 respectively.
Common stock warrants
On April 14, 2022, 617,972 common stock warrants of D-Wave Systems with an exercise price of $1.75 expired. As of September 30, 2022 there are no common stock warrants outstanding.
Preferred stock warrants
The Company did not record any movements during the nine months ended September 30, 2022.
As of September 30, 2022, the following preferred stock warrants of D-Wave Systems were outstanding and exercisable:

	Number of warrants outstanding	Weighted average exercise price ($)	Expiry Date	Number exercisable
	3,247,637	$1.92	29-Nov-26	1,299,055
Total, September 30, 2022	3,247,637	$1.92		1,299,055
As a result of the Business Combination and as per the Transaction Agreement, the preferred stock warrants of D-Wave Systems noted above are exercisable for up to 2,889,282 Common Shares, which amount is equal to the number of warrants multiplied by the Conversion Ratio (see Note 11).

Stock-based compensation
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,
	2022	2021
Research and development	$329	$63
General and administrative	1,640	105
Sales and marketing	58	57
Total stock-based compensation	$2,027	$225

	Nine months ended September 30,
	2022	2021
Research and development	$539	$150
General and administrative	2,909	278
Sales and marketing	247	127
Total stock-based compensation	$3,695	$555
11.    Commitments and contingencies
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract, pursuant to which D-Wave Systems agreed to issue to a customer a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “ Warrant Preferred Shares”), subject to certain vesting requirements. As the warrant was issued in connection with an existing commercial agreement with a customer, the value of the warrant was determined to be consideration payable to the customer and consequently will be treated as a reduction to revenue recognized under the corresponding revenue arrangement. Approximately 40% of the Warrant Preferred Shares vested and became immediately exercisable on August 13, 2020. The remaining Warrant Preferred Shares will vest and become exercisable upon satisfaction of certain milestones based on revenue generated under the commercial agreement with the customer, to the extent certain prepayments are made by the customer.
As of September 30, 2022, these revenue-based milestones have yet to be met. The fair value of the Warrant Preferred Shares at the date of issuance was determined to be $1.1 million. During the nine months ended September 30, 2022, no Warrant Preferred Shares were vested or probable of vesting.
As a result of the Business Combination and as per the Transaction Agreement, the Warrant Preferred Shares noted above, are exercisable for up to 2,889,282 Common Shares, which amount is equal to the number of warrants multiplied by the Conversion Ratio. The D-Wave Systems Warrants Shares were purchased at a purchase price of approximately $2.16 per D-Wave Systems Warrant.
The Company estimated the fair value of D-Wave Systems Warrant Shares on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each warrant. The estimated fair value of the Company's common stock was based on the common stock offering price due to its proximity to the grant date of the Warrant Shares. The estimated term is based on the contractual life of the Warrant Shares. The remaining assumptions were developed consistent with the methodologies described further in Note 12 - Share Based Compensation.
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
In September 2022, the Company amended a building lease to extend the term by twelve months through June 30, 2024. The lease amendment constituted a modification as it extended the original lease term and required evaluation of the remeasurement of the lease liability and corresponding right-of-use asset. The reassessment resulted in the Company continuing to classify the lease as an operating lease and remeasurement of the lease liability on the basis of the extended lease term. The total right-of-use asset recorded in association with the lease extension was $0.2 million with a corresponding operating lease liability.
Financing of Directors and Officers Insurance
In conjunction with the Business Combination, the Company entered into a Directors and Officers insurance policy on August 5, 2022 with a total premium, taxes and fees totaling $2.8 million. The insurance may cover certain liabilities arising from the Company’s obligation to indemnify its directors and certain of its officers and employees, and former officers, directors, and employees of acquired companies, in certain circumstances. Under the terms of the insurance financing, payments of $289,777, which include interest at the rate of 4.24% per annum, are due each month for nine months commencing on September 5, 2022. The total outstanding due to Woodruff Sawyer as of September 30, 2022 was $2.0 million.
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
As of September 30, 2022 and 2021, the Company has not been subject to any material litigation or pending litigation claims.
12.    Net loss per share
As a result of the Business Combination (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to August 5, 2022 to give effect to the Conversion Ratio used to determine the number of Common Shares into which they were converted.

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	For the three months ended September 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(13,053)	$(4,209)
Denominator:
Weighted-average common stock outstanding	116,256,805	125,362,390
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.03)

	For the nine months ended September 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(37,868)	$(17,705)
Denominator:
Weighted-average common stock outstanding	122,337,727	125,331,065
Net loss per share attributable to common stockholders - basic and diluted	$(0.31)	$(0.14)
As of September 30, 2022 and 2021, the Company’s potentially dilutive securities were stock options, the Warrant Shares, and the Public Warrants and Private Warrants.
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

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2022	2021
Public Warrants as converted to Common Shares (Note 8)	14,426,301	—
Private Warrants as converted to Common Shares (Note 8)	11,633,060	—
D-Wave Systems Warrant Shares as converted to Common Shares (Note 11)	2,889,282	2,889,282
Options to purchase common stock as converted to Common Shares	14,847,108	14,608,809
Total	43,795,751	17,498,091

13.    Geographic areas
The following table presents a summary of revenue by geography for the three and nine month periods ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
United States	$951	$784
Japan	293	304
Germany	237	70
Other	214	149
Total revenue	$1,695	$1,307

	Nine months ended September 30,
	2022	2021
United States	$2,461	$2,100
Japan	1,008	1,197
Germany	757	197
Other	552	359
Total revenue	$4,778	$3,853
Other includes Europe, the Middle East, Africa (EMEA) and Asia, Canada and Australia. The Company has not had any sales in China, Russia or Ukraine.
The following table sets forth the long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, by geographic area as of September 30, 2022 and December 31, 2021 as follows (in thousands):

	September 30,	December 31,
	2022	2021
Canada	$10,106	$11,251
United States	497	576
Total long-lived assets	$10,603	$11,827
As of September 30, 2022 and December 31, 2021, substantially all of the Company’s long-lived assets are located in Canada and in the United States.

Significant customers
The Company had significant customers during the three and nine month periods ended September 30, 2022 and 2021. A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the year end.

The tables below present the significant customers on a percentage of total revenue basis for the three and nine month periods ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022	2021
Customer A	15%	15%
Customer B	11%	11%
Customer C	10%	—%

	Nine months ended September 30,
	2022	2021
Customer A	13%	13%
Customer B	13%	12%
As of September 30, 2022 and 2021, there were no significant customers that comprised ten percent or more of outstanding accounts receivable balances.
All revenues derived from major customers above are included in the United States and Germany during the three and nine month periods ended September 30, 2022 and the United States and Japan during the three and nine month periods ended September 30, 2021.
14.    Subsequent events
The Company has evaluated all events occurring through November 10, 2022, the date on which the condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except for the ones described below.

Subsequent to the period ended September 30, 2022, the Company issued 764,796 common shares related to the exercise of stock options for proceeds of $696,000.

On October 13, 2022 and October 27, 2022, the Company granted 4,496,833 and 3,578,590 Restricted Stock Units to certain of its employees, respectively.

On October 27, 2022, the Company granted 167,605 Restricted Stock Units to certain members of the Company's board of directors (the "Board").

On October 26, 2022, a registration statement in respect to the resale of up to $150.0 million Common Shares under the ELOC (see Note 2) became effective, enabling the Company to commence making sales pursuant to the ELOC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

D-WAVE QUANTUM INC.'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed financial statements and related notes included elsewhere in this Report. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those risk factors applicable to D-Wave and its business referenced under the section titled “Risk factors” elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the Close of the Business Combination while "D-Wave Systems" refer to D-Wave Systems Inc. prior to the Closing of the Business Combination. “All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
Overview
On February 7, 2022, D-Wave Systems entered into the Transaction Agreement with DPCM Capital, Inc. ("DPCM"), D-Wave, DWSI Holdings Inc., a Delaware corporation and a direct, wholly-owned subsidiary of D-Wave (“Merger Sub”), DWSI Canada Holdings ULC, a British Columbia unlimited liability company and a direct, wholly-owned subsidiary of D-Wave (“CallCo”), D-Wave Quantum Technologies Inc., a British Columbia corporation and a direct, wholly-owned subsidiary of CallCo, pursuant to which, among other things: (a) Merger Sub merged with and into DPCM, with DPCM surviving as a direct, wholly-owned subsidiary of D-Wave Quantum Inc., (b) D-Wave indirectly acquired all of the outstanding share capital of D-Wave Systems and D-Wave Systems became an indirect subsidiary of D-Wave, with D-Wave becoming a public company and an SEC registrant as successor to DPCM (the "Business Combination").
D-Wave was incorporated as a corporation organized and existing under the General Corporation Law of the State of the Delaware on January 24, 2022. The Company was formed for the purpose of effecting a merger between DPCM, D-Wave, and certain other affiliated entities through a series of transactions constituting the Business Combination pursuant to the Transaction Agreement. The closing of the Business Combination occurred on August 5, 2022 and is herein referred to as “the Closing.”
On the date of the Closing, DPCM and D-Wave Systems became wholly-owned subsidiaries of, and are operated, by D-Wave. Upon the completion of the Business Combination, D-Wave succeeded to all of the operations of its predecessor, D-Wave Systems.
Following the Closing, the Common Shares and Warrants of D-Wave commenced trading on the New York Stock Exchange ("NYSE") under the ticker symbols “QBTS” and “QBTS.WT,” respectively.
We are a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to its superconducting quantum computer systems and integrated software environment through its cloud service, LeapTM. Historically, we have developed our own annealing superconducting quantum computer and associated software, and our current generation quantum system is the D-Wave AdvantageTM. D-Wave is a leader in the development and delivery of quantum computing systems, software and services, and is the world’s first commercial supplier of quantum computers—and the only company developing both annealing quantum computers and gate-model quantum computers. During the year ended December 31, 2021, we have initiated the development of a gate-model quantum computing system.
Our business model is focused primarily on generating revenue from providing customers access to our quantum computing systems via the cloud in the form of QCaaS products, and from providing professional services wherein we assist our customers in identifying and implementing quantum computing applications.
During the three months ended September 30, 2022 and 2021, we recognized revenue from our cloud and professional services of $1.7 million and $1.3 million, respectively. During the nine months ended September 30, 2022 and 2021, we recognized revenue from our cloud and professional services of $4.8 million and $3.9 million, respectively. We have incurred significant operating losses since inception. For the three months ended September 30, 2022 and 2021, our net loss was $13.1 million and $4.2 million, respectively. For the nine months ended September 30, 2022 and 2021, our net loss was $37.9 million and $17.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a number of go-to-market initiatives. As of September 30, 2022, we had an accumulated deficit of $363.1 million.

The Transaction Agreement and PIPE Financing

As noted above, the Business Combination pursuant to the Transaction Agreement was consummated on
August 5, 2022. While the legal acquirer in the Transaction Agreement is D-Wave Quantum Inc., for financial accounting and reporting purposes under GAAP, D-Wave Systems is the accounting acquirer and the Business Combination will be accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting and the financial statements of D-Wave represent the continuation of our financial statements in many respects. Under this method of accounting, DPCM will be treated as the “acquired” company for financial reporting purposes. For accounting purposes, D-Wave Systems will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of D-Wave Systems (i.e., a capital transaction involving the issuance of stock by D-Wave Quantum Inc. for the stock of D-Wave Systems Inc.).
As a result of the Business Combination, all of the shares of D-Wave Systems common stock issued and outstanding immediately prior to the closing of the Business Combination (including D-Wave Systems common shares resulting from D-Wave Systems preferred stock conversion) were converted into an aggregate of 99,736,752 shares (including Exchangeable Shares) of Common Shares. Additionally, all of the shares of DPCM Class A and Class B common stock held by DPCM issued and outstanding immediately prior to the Closing were converted into an aggregate of 4,327,512 Common Shares. Upon consummation of the Business Combination, the most significant change in our reported financial position and results of operations was an increase in cash of $49.0 million in gross proceeds from the Business Combination and PIPE Investment net against transaction costs of approximately $14.2 million.
Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed. Additional direct and incremental transaction costs were also incurred by D-Wave in connection with the Business Combination. Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed.
In connection with the Business Combination, approximately $29.1 million of DPCM Class A common stock were redeemed, which represented a significant portion of the publicly traded shares of DPCM outstanding immediately prior to the Business Combination and resulted in only approximately $9.0 million of cash from the DPCM trust account becoming available to us. As discussed elsewhere in this Report, we have entered into the ELOC pursuant to which Lincoln Park has agreed to purchase up to $150.0 million of Common Shares through the ELOC (subject to certain limitations contained in the ELOC) from time to time over a 36-month period, to assist us in meeting our capital requirements. A registration statement on Form S-1 related to the resale of Common Shares by Lincoln Park pursuant to the ELOC was filed with the SEC, and such registration statement, as amended, was declared effective on October 26, 2022.
Common Shares that may be resold into the public markets pursuant to the ELOC could have a significant negative impact on the trading price of our Common Shares.
We have also filed the Resale Registration Statement registering the issuance to and/or resale by certain third parties unrelated to the ELOC of certain securities issued prior to, or in connection with, the Business Combination. The Common Shares registered for resale from time to time pursuant to the Resale Registration Statement represent a substantial majority of the number of the Common Shares outstanding as of September 30, 2022. The shareholders selling pursuant to the Resale Registration Statement will determine the timing, pricing and rate at which they sell such Common Shares into the public market and such sales could have a significant negative impact on the trading price of our Common Shares. In addition, the Public Sector Pension Investment Board, a beneficial owner of approximately 54% of our outstanding Common Shares (including Common Shares underlying Exchangeable Shares), has registration rights with respect to all of its 55,068,914 shares not registered on the Resale Registration Statement, and may sell such shares after its lock-up period has concluded either pursuant to a future registration statement or once Rule 144 under the Securities Act of 1933, as amended, becomes available for such sales. Although the current trading price of the Common Shares is below $10.00 per share, certain of the investors who have resale rights under the Resale Registration Statement have an incentive to sell because they purchased Common Shares and/or Warrants at prices below those offered in DPCM's initial public offering. Sales by such investors may cause the trading prices of our securities to experience a further decline. If the trading price of our Common Shares remains below $10.00 per share or experiences a further decline, sales of our Common Shares to Lincoln Park pursuant to the ELOC may be less attractive source of capital and/or may allow us to raise capital at rates that would be possible if the trading price of our Common Shares were higher.
As a result of the Business Combination, we became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, and listing standards of the NYSE, which will require us to hire additional personnel and implement procedures and processes to address applicable regulatory requirements and customary practices. We expect D-Wave will incur additional annual expenses as a public company for, among other things, directors’ and officers’

liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, legal, and filing fees.
Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.
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
The full impact of the COVID-19 pandemic continues to evolve as of the date of this Report. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry and workforce. See “Risk Factors—Risks Related to D-Wave Quantum’s Business and Industry—We may in the future be adversely affected by continuation or worsening of the global COVID-19 pandemic, its various strains or future pandemics” in the Resale Registration Statement.
As of September 30, 2022 and December 31, 2021, D-Wave’s financial position, business, results of operation and financial condition were not significantly impacted due to the effects of the COVID-19 outbreak.
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
We expect that there will be an increase in our cloud based recurring QCaaS revenue as a percentage of total revenue in 2022 when compared to 2021 due to increased demand for the QCaaS products. In subsequent periods, we expect that the QCaaS revenue as a percentage of total revenue will increase from year to year.
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
We expect our operating expenses to increase in absolute dollars for the foreseeable future as a result of operating as a public company. In particular, we expect our legal, accounting, tax, personnel-related expenses and directors’ and officers’ insurance costs reported within general and administrative expense to increase as we establish more comprehensive compliance and governance functions, increased IT security and compliance, expanded internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports as required by the rules and regulations of the SEC. As a result, our historical results of operations may not be indicative of our results of operations in future periods.
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
Other income (expense), net
Our other income (expense), net is primarily comprised of change in fair value of warrant liabilities assumed by DPCM as part of the Business Combination (see Note 8 included in the notes to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 included elsewhere in this Report), gain on investment in marketable securities, government assistance, interest income, net and other miscellaneous income and expense unrelated to our core operations.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,695	$1,307	$4,778	$3,853
Cost of revenue	609	307	1,778	873
Total gross profit	1,086	1,000	3,000	2,980
Operating expenses:
Research and development	7,334	6,313	20,933	19,268
General and administrative	6,921	2,801	14,527	7,831
Sales and marketing	2,099	1,679	5,438	3,975
Total operating expenses	16,354	10,793	40,898	31,074
Loss from operations	(15,268)	(9,793)	(37,898)	(28,094)
Other income (expense), net:
Interest expense	(1,336)	(205)	(3,874)	(590)
Government assistance	—	4,560	—	9,146
Gain on investment in marketable securities	—	1,164	—	1,164
Change in fair value of warrant liabilities	2,603	—	2,603	—
Other income, net	948	65	1,301	669
Total other income (expense), net	$2,215	$5,584	$30	$10,389
Net loss	$(13,053)	$(4,209)	$(37,868)	$(17,705)
Foreign currency translation adjustment, net of tax	56	29	18	40
Net comprehensive loss	$(12,997)	$(4,180)	$(37,850)	$(17,665)
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue
Revenue increased $388,000, or 30%, to $1.7 million for the three months ended September 30, 2022 as compared to $1.3 million for the three months ended September 30, 2021. The increase in revenue was primarily driven by an increase in QCaaS revenue of $366,000.
Cost of Revenue
Cost of revenue increased $302,000, or 98%, to $609,000 for the three months ended September 30, 2022 as compared to $307,000 for the three months ended September 30, 2021. The increase in cost of revenue was driven primarily by:
•An increase in personnel-related costs of $185,000 associated with the growth of our QCaaS revenue;
•An increase of $180,000 in AWS services; and
•A decrease of $63,000 related to cost of wafer fabrication.
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Research and development	$7,334	$6,313	$1,021	16%
Research and development expenses increased by $1.0 million, or 16% to $7.3 million for the three months ended September 30, 2022 compared to $6.3 million for the three months ended September 30, 2021. The increase in research and development was primarily driven by:
•An increase of $484,000 associated to the increase in computing resources, R&D supplies and the associated freight and custom fees to support the continued development for various research and development activities;

•An increase in personnel-related costs of $350,000 due to an increase in headcount and which included an increase of $266,000 of stock-based compensation; and
•An increase of $187,000 associated with the increase in professional services for various research and development as we continue to develop new products and enhance existing products, services and technologies.
We expect our research and development expenses to increase in absolute dollars as we continue to develop new products and enhance existing products, services, and technologies.
General and Administrative Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
General and administrative	$6,921	$2,801	$4,120	147%
General and administrative expenses increased $4.1 million, or 147%, to $6.9 million for the three months ended September 30, 2022 as compared to $2.8 million for the three months ended September 30, 2021. The increase was driven primarily by:
•An increase of $1.3 million in professional services from legal and accounting consultants;
•An increase of $2.2 million in personnel-related expenses due to an increase of $1.5 million in stock-based compensation and increase in headcount;
•An increase of $630,000 in Directors and Officers and insurance costs; and
•An increase of $153,000 in other expenses.
We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the NYSE, additional insurance costs, investor relations activities, and other administrative and professional services.
Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Sales and marketing	$2,099	$1,679	$420	25%
Sales and marketing expenses increased $420,000, or 25%, to $2.1 million for the three months ended September 30, 2022 as compared to $1.7 million for the three months ended September 30, 2021. The increase was primarily due to:
•An increase of $215,000 in personnel-related costs due to an increase in headcount and an insignificant change in stock-based compensation;
•An increase of $108,000 in public relations, conferences and promotion expenses; and
•An increase of $97,000 in other expenses.
We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales professional support, and market our QCaaS cloud service offerings to further penetrate the United States and international markets.
Other Income (Expense), net
Interest Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Interest expense	$1,336	$205	$1,131	552%
Interest expense increased $1.1 million or 552%, to $1.3 million for the three months ended September 30, 2022 as compared to $205,000 for the three months ended September 30, 2021. The increase was primarily due to a higher debt balance in the current period compared to the prior period due to a $15.0 million Venture Loan that became effective on March 3, 2022 and was increased by an additional $5.0 million on June 21, 2022, final payment fee for the Venture Loan of $1.0 million as well as an increase in the principal balance of our government loan.

Other income (expense), net

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Other income, net	$948	$65	$883	1358%
Other income (expense), increased $0.9 million or 1358%, to $0.9 million for the three months ended September 30, 2022 as compared to $65,000 for the three months ended September 30, 2021. The increase was largely driven by the net impact of foreign exchange gains and losses.
Government assistance

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Government assistance	$—	$4,560	$(4,560)	(100)%
Government assistance decreased by $4.6 million for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. The decrease was driven by the timing of the deemed interest benefit resulting from the SIF loan, which was recognized in years 2020 and 2021. See Note 2 included in the notes to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 included elsewhere in this Report for details regarding the government assistance programs.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue
Revenue increased $925,000 or 24%, to $4.8 million for the nine months ended September 30, 2022 as compared to $3.9 million for the nine months ended September 30, 2021, primarily driven by an increase in QCaaS revenue for $842,000 and an increase in professional services for $76,000.
Cost of Revenue
Cost of revenue increased $905,000, or 104%, to $1.8 million for the nine months ended September 30, 2022 as compared to $0.9 million for the nine months ended September 30, 2021. The increase in cost of revenue was primarily driven by:
•An increase in personnel-related costs of $472,000 associated with the growth of our QCaaS revenue;
•An increase of $167,000 related to software costs;
•An increase of $107,000 related to the increase of depreciation of customer systems;
•An increase of $97,000 related to the related to maintenance and repair of customer systems; and
•An increase of $62,000 related to the increase of travel and other costs.
Operating Expenses
Research and Development Expenses

	Nine months ended - September 30th		Change
	2022	2021	Amount	%
Research and development	$20,933	$19,268	$1,665	9%
Research and development expenses increased by $1.7 million, or 9% to $20.9 million for the nine months ended September 30, 2022 compared to $19.3 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily driven by:
•An increase in personnel-related costs of $1.1 million which included an increase of $389,000 in stock based-compensation, and higher salaries due to an increase in headcount;
•An increase of $521,000 associated to the increase in computing resources, R&D supplies and the associated freight and custom fees to support the continued development for various research and development activities;
•An increase of $213,000 associated with the increase in professional services for various research and development as we continue to develop new products and enhance existing products, services and technologies; and
•An increase of $72,000 in other expenses.

The increases above are partially offset by a decrease of $ $278,000 in repayment and maintenance costs.
We expect our research and development expenses to increase in absolute dollars as we continue to develop new products and enhance existing products, services, and technologies.
General and Administrative Expenses

	Nine months ended - September 30th		Change
	2022	2021	Amount	%
General and administrative	$14,527	$7,831	$6,696	86%
General and administrative expenses increased $6.7 million, or 86%, to $14.5 million for the nine months ended September 30, 2022 as compared to $7.8 million for the nine months ended September 30, 2021. The increase was primarily driven by:
•An increase of $4.0 million in personnel-related expenses which included an increase of $2.6 million in stock-based compensation, and higher salaries due to an increase in headcount;
•An increase of $1.8 million in professional services from legal and accounting consultants;
•An increase of $667,000 related to increase from Directors and Officers and other insurance costs; and
•An increase of $185,000 related to an increase from software licensing fees.
We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the NYSE, additional insurance costs, investor relations activities, and other administrative and professional services.
Sales and Marketing Expenses

	Nine months ended - September 30th		Change
	2022	2021	Amount	%
Sales and marketing	$5,438	$3,975	$1,463	37%
Sales and marketing expenses increased $1.5 million or 37%, to $5.4 million for the nine months ended September 30, 2022 as compared to $4.0 million for the nine months ended September 30, 2021. The increase was primarily due to:
•An increase of $984,000 in personnel-related costs which included an increase of $120,000 in stock-based compensation, and higher salaries due to an increase in headcount;
•An increase of $421,000 in public relations, conferences and promotion expenses; and
•An increase of $58,000 in other expenses.
We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales professional support, and market our QCaaS cloud service offerings to further penetrate the United States and international markets.
Other Income (Expense), net
Interest Expense

	Nine months ended - September 30th		Change
	2022	2021	Amount	%
Interest expense	$3,874	$590	$3,284	557%
Interest expense increased $3.3 million or 557%, to $3.9 million for the nine months ended September 30, 2022 as compared to $590,000 for the nine months ended September 30, 2021. The increase was primarily due to our higher debt balance in the current period compared to the prior period due to a $15.0 million Venture Loan that was closed on March 3, 2022 and was increased by $5.0 million on June 30, 2022, final payment fee on the Venture Loan of $1.0 million, as well as an increase in the principal balance of our government loan.
Other income (expense), net

	Nine months ended - September 30th		Change
	2022	2021	Amount	%
Other income, net	$1,301	$669	$632	94%

Other income (expense), net increased $0.6 million or 94%, to $1.3 million for the nine months ended September 30, 2022 as compared to $669,000 for the nine months ended September 30, 2021. The decrease was largely driven by the net impact of foreign exchange gains and losses.
Government assistance

	Nine months ended - September 30th		Change
	2022	2021	Amount	%
Government assistance	$—	$9,146	$(9,146)	(100)%
Government assistance decreased $9.1 million to nil for the nine months ended September 30, 2022 as compared to $9.1 million for the nine months ended September 30, 2021. The decrease was driven by the timing of the deemed interest benefit resulting from the SIF loan, which was recognized in the years ended December 31, 2020 and 2021. See Note 2 included in the notes to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 included elsewhere in this Report for details regarding the government assistance programs.
Liquidity and Capital Resources

We have incurred net losses since inception and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of convertible preferred shares, revenue from the sale of our products and services, government assistance and the Venture Loan. During the nine months ended September 30, 2022 and 2021, we incurred net losses of $37.9 million and $17.7 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing may be required to fund our operations for the next 12 months and our ability to continue as a going concern may be dependent upon obtaining additional capital and financing. Due to the large number of DPCM stockholders that exercised their redemption rights in connection with the Business Combination, only approximately $9.0 million of cash from the DPCM trust account became available to us as of the closing of the Business Combination, out of approximately $300 million that had been available, which significantly reduced the potential enhancement to our liquidity and capital resources that was sought to be achieved through the Business Combination. If we are unable to obtain additional financing, operations may be scaled back or discontinued. These conditions give rise to material uncertainties that may cast substantial doubt on our ability to continue as a going concern.
In addition, in connection with the Business Combination, the board of directors of DPCM considered, among other things, internal financial forecasts prepared by, or at the direction of, our management (the “Transaction Forecasts”). None of these projections or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC, U.S. GAAP, IFRS or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of financial forecasts. Neither DPCM’s independent registered public accounting firm nor our independent registered public accounting firm, PricewaterhouseCoopers LLP have audited, reviewed, examined, compiled nor applied agreed-upon procedures with respect to the unaudited prospective financial information, and accordingly, they do not express an opinion or any other form of assurance with respect thereto. Any projections and forecasts were inherently based on various estimates and assumptions that were subject to the judgment of those preparing them. Projections and forecasts were also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which were difficult or impossible to predict and many of which were beyond our control. With respect to revenue, we do not anticipate meeting the Transaction Forecasts due primarily to (i) the timing of closing the Business Combination in August 2022, which was later than the assumed closing in June 2022, and (ii) the significant redemptions of DPCM stockholders, which has adversely affected our liquidity position and ability to pursue certain growth opportunities, and which will require us to seek alternative sources of financing as described below.
Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our QCaaS offering and our professional services, we expect to finance our cash needs through public and/or private equity (including sales pursuant to the ELOC) and/or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.

As of September 30, 2022, we have 17,920,898 Warrants outstanding, each Warrant being exercisable for 1.4541326 Common Shares of the Company at an exercise price of $11.50. Whether warrant holders will exercise their Warrants, and therefore the amount of cash proceeds we would receive upon exercise, is dependent upon the trading price of the Company’s Common Shares. Therefore, if and when the trading price of the Common Shares is less than approximately $7.91, the effective exercise price of the Warrants per one Common Share we expect that warrant holders would not exercise their Warrants. We could receive up to an aggregate of approximately $207.0 million if all of the Warrants are exercised for cash, but we would only receive such proceeds if and when the warrant holders exercise the Warrants. The Warrants may not be or remain in the money during the period they are exercisable and prior to their expiration, and the Warrants may not be exercised prior to their maturity on August 5, 2027, even if they are in the money, and as such, the Warrants may expire worthless and we may receive minimal proceeds, if any, from the exercise of Warrants. To the extent that any of the Warrants are exercised on a “cashless basis,” we will not receive any proceeds upon such exercise. As a result, we do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on other sources of cash discussed below to continue to fund our operations. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors—Risks Related to D-Wave Quantum’s Business and Industry” in the Resale Registration Statement..
Venture Loan and Security Agreement
On March 3, 2022, we entered into the Venture Loan, by and between the Borrowers, as defined in the agreement, and PSPIB, as the lender. Under the Venture Loan, term loans in an aggregate principal amount of $25.0 million were made available to the Borrowers in three tranches, subject to certain terms and conditions.
The first tranche in an aggregate principal amount of $15.0 million was advanced on March 3, 2022. The second tranche in an aggregate principal amount of $5.0 million was advanced to D-Wave on June 30, 2022. D-Wave did not draw the third tranche.
The term loans under the Venture Loan bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 7.25%, and (ii) 10.5%. Interest on the outstanding advances is payable monthly, on the first business day of each calendar month through the Maturity Date.
The Venture loan incorporated a final payment fee equal to 5.0% of the principal balance of the loans payable upon repayment.
The Venture Loan was secured by a first-priority security interest in substantially all of the Borrower’s assets and contains certain operational covenants. The Borrowers remained in compliance with all covenants under the Venture Loan Agreement for the term of the Venture Loan.
On August 5, 2022, the Company repaid the amount of principal outstanding under the Venture Loan as well as accrued interest and the final fee totaling $20.0 million.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended Sept 30,
	2022	2021
Net cash (used in) provided by:
Operating Activities	$(34,270)	$(27,615)
Investing Activities	(316)	(1,707)
Financing Activities	38,898	15,990

Effect of exchange rate changes on cash and cash equivalents	(31)	42
Net (decrease) increase in cash and cash equivalents	$4,281	$(13,290)
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
Net cash used in operating activities during the nine months ended September 30, 2022 was $34.3 million, resulting primarily from a net loss of $37.9 million, adjusted for non-cash charges of $1.6 million in depreciation and amortization, including amortization of operating right of use assets, $3.7 million in stock-based compensation, $1.8 million in interest expense on the Venture Loan, $2.6 million in change in fair value of public and private warrants, $1.9 million in interest on government loans, $0.3 million of other non-cash charges, and $1.9 million in working capital adjustments.
Net cash used in operating activities during the nine months ended September 30, 2021 was $27.6 million, resulting primarily from a net loss of $17.7 million, adjusted for non-cash charges of $1.9 million in depreciation and amortization including amortization of operating right of use assets, $0.6 million in stock-based compensation, $9.1 million in grant income for investment tax credit and incentives received related to prior period eligible expenses, $1.2 million in gain on D-Wave Systems' marketable securities, $0.6 million in interest on government loans, $0.5 million of other non-cash charges and $2.1 million in working capital adjustments.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was $0.3 million, representing additions of $0.2 million in property and equipment and $0.1 million in software primarily related to the development and upgrade of our quantum computing systems.
Net cash used in investing activities during the nine months ended September 30, 2021 was $1.7 million representing additions of $1.5 million in property and equipment and $0.2 million in software primarily related to the development of our quantum computing systems.
Cash Flows Provided by Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2022 was $38.9 million, primarily reflecting proceeds from the PIPE investment for $40.0 million netted against the repayment of the Venture Loan entered into March 3, 2022 and repaid on August 5, 2022 for $21.8 million (including the proceeds from the Venture Loan for $20.0 million and $1.8 million related accrued interest and a final payment fee), and the payment of the D-Wave Systems transaction costs for $6.5 million; proceeds from the Business Combination, net of DPCM Class A shareholders redemption and DPCM transactions costs for $4.1 million; net proceeds received from government programs (SIF) for $2.7 million, proceeds received from issuance of D-Wave Systems common shares upon exercise of stock options for $0.1 million; proceeds received from the issuance of Common Shares upon exercise of the DPCM public warrants for $0.9 million; payment of Directors and Officers Insurance for $0.9 million; and proceeds from promissory note for $0.4 million.
Net cash provided by financing activities during the nine months ended September 30, 2021 was $16.0 million, primarily reflecting net proceeds received from government programs (SIF) for $15.9 million and proceeds from the issuance of D-Wave Systems common shares upon exercise of stock options for $0.1 million.
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

(2)Excludes the Venture Loan entered into on March 3, 2022 by and between the Borrowers, and PSPIB, as the lender has since been repaid.
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

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires that we make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions.
Our significant accounting policies are described in more detail in Note 2 included in the notes to our unaudited condensed consolidated financial statements for the nine month period ended September 30, 2022 included elsewhere in this Report. We believe that the accounting policies discussed in Note 2 are critical to understanding our historical and future performance as these policies involved a greater degree of judgment and complexity.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates. As of September 30, 2022, we have not, to date, been exposed to material risks given our early stage of operations. We have not engaged in any hedging activities since our inception.

Credit risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We maintain cash with major and reputable financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided by the Canadian Deposit Insurance Corporation on such deposits but may be redeemed upon demand. We perform periodic evaluations of the relative credit standing of the financial institutions. With respect to accounts receivable, we monitor the credit quality of our customers as well as maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

Concentration risk
Agreements which potentially subject the Company to concentration risk consist principally of three customer agreements for the three month and nine month periods ended September 30, 2022, respectively. During the three month period ended September 30, 2022, the Company earned 15%, 11% and 10% of its total revenue from three customers. During the three month period ended September 30, 2021, the Company earned 15% and 11% of its total revenue from two customers. During the nine month period ended September 30, 2022, the Company earned 13% of its total revenue from two different customers. During the nine month period ended September 30, 2021, the Company earned 13% and 12% of its total revenue from two customers.

Interest rate risk
We are not currently exposed to significant market risk related to changes in interest rates. As of September 30, 2022, the Company did not have any cash equivalents nor short-term money market funds.

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
Inflation risk
Inflation generally affects us by increasing our cost of labor and purchase of materials. We do not believe that inflation had a significant impact on our results of operations for any periods presented in our condensed consolidated financial statements. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, and our inability or failure to do so could harm our business, financial condition and results of operations.
Concentration of credit risk
We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits. Management believes the financial institutions that hold our cash are financially sound and, accordingly, minimal credit risk exists with respect to cash.
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
Evaluation of Disclosure Controls and Procedures
As required by the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this Report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
After giving full consideration to this material weakness and the additional procedures that we performed, management has concluded that the unaudited condensed consolidated financial statements contained in this Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness
In connection with the preparation and audit of financial statements of D-Wave Systems Inc. as of and for the fiscal years ended December 31, 2021 and 2020, and the three and nine months ended September 30, 2022 and September 30, 2021, a material weakness was identified in D-Wave’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, a material weakness was identified in D-Wave’s control environment related to D-Wave’s financial statement close process: we lacked sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and we lacked adequate accounting personnel to perform sufficient review over certain areas including non-routine revenue transactions, equity, government assistance, business combinations, and classification within the consolidated statements of cash flow, which resulted in a number of material year end audit adjustments made prior to the issuance of the financial statements of D-Wave for the years ended December 31, 2021 and December 31, 2020 and the three and nine months ended September 30, 2022 and September 30, 2021.
This material weakness did not result in a material misstatement to our financial statements; however, it could have resulted in a misstatement of account balances or disclosures that would be considered material to the annual or interim consolidated financial statements.
Remediation Plan
We are implementing measures designed to improve our internal controls over financial reporting to remediate this material weakness including adding additional qualified accounting personnel with experience with complex GAAP and SEC rules, engaging consultants to assist with the financial statement close process, and segregating duties among accounting personnel to enable adequate review controls. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate at this time but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation work to address the material weakness described above, which includes adding additional qualified accounting personnel with experience with complex GAAP and SEC rules engaging consultants to assist with the financial statement close process, and segregating duties among accounting personnel to enable adequate review controls, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those results in this report are any of the risks described in the Resale Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors applicable to D-Wave and its business previously disclosed in the Resale Registration Statement. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Concurrently with the execution of the Transaction Agreement, we entered into separate subscription agreements with the PIPE Investors, pursuant to which the PIPE Investors committed to purchase a number of Common Shares equal to the aggregate purchase price for all Common Shares subscribed for by each PIPE Investor, divided by $10.00 and multiplied by the Exchange Ratio, for an aggregate purchase price of $40.0 million. On the August 5, 2022 5,816,528 Common Shares were issued to the PIPE Investors in the PIPE Investment, which closed substantially concurrently with Business Combination.
Pursuant to the ELOC with Lincoln Park, we agreed to pay Lincoln Park an aggregate commitment fee equal to $2,625,000 (the “Commitment Fee”). We paid the Commitment Fee entirely in Common Shares, in two tranches consisting of 127,180 and 254,360 Common Shares issued on August 5, 2022 and August 25, 2022, respectively.
Such Common Shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.
Pursuant to the Arrangement which became effective in connection with Business Combination, each outstanding share of D-Wave Systems was automatically converted into and exchanged for the right to receive a number of Common Shares or Exchangeable Shares immediately following the consummation of the Business Combination (the “Consideration Shares”). Such Consideration Shares were issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance pursuant to Item 601 of Regulation S-K).

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1	Amended and Restated Side Letter Agreement, dated as of September 26, 2022, among D-Wave Quantum Inc. and Public Sector Pension Investment Board.	D-Wave Quantum Inc.	8-K	10.1	September 27, 2022
10.2†!	Amendment No. 1 to the Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz.	D-Wave Quantum Inc.	8-K	10.2	November 2, 2022
10.3†	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement.	D-Wave Quantum Inc.	8-K	10.3	November 2, 2022
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Schema Document
101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.
! Certain portions of this exhibit (indicated by “[*****]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
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

D-Wave Quantum Inc.

November 10, 2022	By:	/s/ Alan Baratz
Alan Baratz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)