Form 10-Q/A
period 2022-09-30
D-Wave Quantum Inc.
filed 2023-04-18
CIK 1907982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ and ____________
Commission file number 001-41468

D-WAVE QUANTUM INC.
(Exact name of registrant as specified in its charter)

Delaware	88-1068854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3033 Beta Avenue, Burnaby, British Columbia, Canada	V5G 4M9
(Address of Principal Executive Offices)	(Zip Code)

(604) 630-1428
Registrant’s telephone number, including area code
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (this “Amendment," “Form 10-Q/A” or "Report") amends the D-Wave Quantum Inc. (the “Company” or "D-Wave") Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 originally filed with the Securities and Exchange Commission (“SEC”) on November 10, 2022 by the Company (the “Original Filing”). This Amendment restates the Company’s previously issued consolidated financial statements as of and for the three and nine month periods ended September 30, 2022. See Note 3, Restatement of Previously Issued Financial Statements, in Part I, Item 1, Financial Statements, for additional information.

Company Background

The Company was formed for the purpose of effecting a merger between DPCM Capital, Inc. (“DPCM”), D-Wave Systems Inc. (“D-Wave Systems”), and certain other affiliated entities through a series of transactions (the “Merger”) pursuant to the definitive agreement entered into on February 7, 2022 (the “Transaction Agreement”). On August 5, 2022, in conjunction with the Merger, DPCM and D-Wave Systems became wholly-owned subsidiaries of, and are operated by, the Company. Upon the completion of the Merger, the Company succeeded to all of the operations of its predecessor, D-Wave Systems.

Restatement Background

Error in Accounting for Lincoln Park Purchase Agreement

In conjunction with the Merger, the Company and D-Wave Systems entered into a Purchase Agreement with Lincoln Park (as defined below), on June 16, 2022, which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150.0 million of Common Shares through June 15, 2025.

After the filing of the Original Filing on November 10, 2022, the Company determined that the Purchase Agreement did not meet all of the criteria to be considered indexed to the Company’s own stock and therefore it should have been considered a financial instrument recorded at fair value, with changes in fair value recorded in the statement of operations. As the Purchase Agreement should have been considered a derivative, any issuance costs required to obtain the ability to issue shares under the Purchase Agreement, including the Commitment Shares (as defined below), should have been expensed. In the Original Filing, the Company initially determined that the Purchase Agreement met all of the criteria to be considered indexed to the Company’s own stock and that it met all of the additional criteria for equity classification. Therefore, the Common Shares issued to Lincoln Park on August 5, 2022 and August 25, 2022 (the “Commitment Shares”), which represent issuance costs of obtaining the Purchase Agreement, were not required to be expensed and were recorded within prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2022.

Error in Accounting for Scientific Research and Experimental Development (“SR&ED”) Receivable

After the filing of the Original Filing on November 10, 2022, it was determined that the ability to receive SR&ED credits ended on February 7, 2022 when the Transaction Agreement involving D-Wave Systems and DPCM was signed. The Company initially determined that it was eligible to receive SR&ED credits until the closing date of the Merger on August 5, 2022.

Error in Accounting for Deferred Revenue

After the filing of the Original Filing on November 10, 2022, the Company identified errors in how the Company recognized deferred revenue for services when the services had not been rendered yet and no cash had been received.

Error in Accounting for Stock-Based Compensation

After the filing of the Original Filing on November 10, 2022, the Company identified errors in accounting for its stock-based compensation related to how the Company accounted for forfeitures, certain inputs used to calculate the fair value of the Company’s August 18, 2022 stock option awards, and the Company’s allocation of its stock-based compensation expense within the appropriate line items (Cost of revenue, Research and development, General and administrative, and Sales and marketing) in its condensed consolidated statements of operations and comprehensive loss. After a thorough review of the expense calculation schedule, the Company determined that it was not appropriately following its accounting policy of estimating a forfeiture rate, and so the Company corrected its calculation schedule according to the accounting policy.

After the filing of the Original Filing on November, 10, 2022, the Company also identified an error in its calculation of stock-based compensation that resulted from the use of incorrect inputs to its Black-Scholes calculation, the method used to determine the fair value of its options. The Company incorrectly used a value of $5.72 price per share, which was based on a linear interpolation calculation used prior to the Company’s stock being traded on a public exchange. Instead, the Company should have used a $10.07 per share price, which was the closing price of its common stock on the New York Stock Exchange, on August 18, 2022, the grant date. In addition to the share price issue, the Company also used a volatility rate that did not appropriately weigh the volatilities of its peer companies.

Also after the filing of the Original Filing on November 10, 2022,  the Company determined that its stock-based compensation expense should be allocated to cost of revenue.

Error in Accounting for SIF Interest

After the filing of the Original Filing on November 10, 2022, the Company identified certain errors in the calculation model for the repayment of the SIF Loan (as defined below). Within the calculation model, the Company was incorrectly showing repayment of the SIF loan one year following the period in which their revenue benchmark was met, rather than two years per the SIF contract.

Error in Accounting for Prepaid Expenses

After the filing of the Original Filing on November 10, 2022, the Company identified certain errors in accounting for prepaid expenses where amounts were included in prepaid expenses for invoices that had not been paid for as of the balance sheet date, resulting in a balance sheet error of an overstatement in both prepaid expenses and accounts payable accounts.

Error in Accounting for Transaction Costs

Subsequent to the filing of the Original Filing, the Company identified errors in the accounting for certain invoices related to transaction costs associated with the Merger. These invoices had been incorrectly booked in both D-Wave Systems and DPCM underlying accounting records causing the amounts to be double booked in the consolidated financial statements within trade accounts payable and additional paid in capital. The resulting impact was an overstatement of trade accounts payable of $0.3 million and an understatement of additional paid in capital of $0.3 million as of September 30, 2022.

Impact of the Restatement

As a result of this restatement, the errors above have been corrected in the condensed consolidated financial statements. For information relating to the impact of these adjustments, please refer to Note 3, Restatement of Previously Issued Financial Statements, in Part I, Item 1, Financial Statements in this Amendment.

Items Amended in this Form 10-Q/A

For the reasons discussed above, the Company is filing this Amendment to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment: Part I, Item 1, Financial Statements;  Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 4, Controls and Procedures; and Part II, Item 6, Exhibits.  However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement.

This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing.  Investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-Q/A or in future filings with the Securities and Exchange Commission (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q/A and in documents incorporated herein by reference may constitute “forward-looking statements” for purposes of the federal securities laws. Unless otherwise indicated or the context otherwise requires, all references in this Report to the terms “D-Wave” and the “Company” refer to D-Wave Quantum Inc., together with its subsidiaries. Our forward-looking statements include, but are not limited to, statements regarding D-Wave and D-Wave’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe”, “may”, “will”, “could”, “would”, “should”, “expect”, “intend”, “plan”, “anticipate”, “trend”, “believe”, “estimate”, “predict”, “project”, “potential”, “seem”. “seek”, “future”, “outlook”, “forecast”, “projection”, “continue”, “ongoing”, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Forward-looking statements in this Report may include, for example, statements about:

•	the expected benefits of the Merger;
•	D-Wave’s future growth and product innovations;
•	the increased adoption of quantum computing solutions and expansion of related market opportunities and use cases;
•	the estimated total addressable market (“TAM”) for quantum computing and expectations regarding product development and functionality;
•	D-Wave’s financial and business performance, including financial projections and business metrics;
•	changes in D-Wave’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•	the ability of D-Wave’s products and services to meet customers’ compliance and regulatory needs;
•	D-Wave’s ability to attract and retain qualified employees and management;
•	D-Wave’s ability to develop and maintain its brand and reputation;
•	developments and projections relating to D-Wave’s competitors and industry;
•	the impact of health epidemics, including the COVID-19 pandemic, on D-Wave’s business and the actions D-Wave may take in response thereto;
•	D-Wave’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	D-Wave’s future capital requirements and sources and uses of cash;
•
the restatement of D-Wave’s financial statements as of and for the three and nine months ended September 30, 2022 and D-Wave’s ability to establish and maintain effective internal controls over financial reporting;

•	D-Wave’s ability to obtain funding for its operations and future growth; and
•	D-Wave’s business, expansion plans and opportunities.

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

Some factors that could cause actual results to differ include:
•	anticipated trends, growth rates, and challenges in companies, such as D-Wave, that are engaged in the business of quantum computing and in the markets in which they operate;
•	the risk that D-Wave’s securities will not maintain a listing on the New York Stock Exchange (“NYSE”);
•
D-Wave’s ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition and the ability of D-Wave to grow and achieve and maintain profitability following the Merger;

•	risks related to the uncertainty of the unaudited prospective forecasted financial information;
•	risks related to the performance of D-Wave’s business and the timing of expected business or financial milestones;
•	unanticipated technological or project development challenges, including with respect to the cost and/or timing thereof;
•	the performance of D-Wave’s products and services;
•	the effects of competition on D-Wave’s business;
•	changes in the business of D-Wave, D-Wave’s market, financial, political and legal conditions;
•	the risk that D-Wave will need to raise additional capital to execute its business plan, which may not be available on acceptable terms or at all;
•	the risk that D-Wave may never achieve or sustain profitability;
•	the risk that D-Wave is unable to secure or protect its intellectual property;
•	changes in applicable laws or regulations;
•	the effect of the COVID-19 pandemic, geopolitical events, natural disasters, wars, terrorist acts or a combination of these factors on D-Wave’s business and the economy in general;
•	the ability of D-Wave to execute its business model, including market acceptance of its planned products and services;
•	D-Wave’s ability to raise capital;
•	the possibility that D-Wave may be negatively impacted by other economic, business, and/or competitive factors;
•	risks stemming from inflation;
•	any changes to applicable tax laws, including U.S. tax laws; and
•	other risks and uncertainties described in Report, including those referenced under the section titled “Risk Factors.”

In addition, statements that “D-Wave believes” and similar statements reflect D-Wave’s beliefs and opinions on the relevant subject. These statements are based upon information available to D-Wave as of the date of this Report, and while D-Wave believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that such party has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Part I - Financial Information

Item 1.	Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands of U.S. dollars, except share and per share data)	2022 (As Restated)	2021
Assets
Current assets:
Cash	$13,764	$9,483
Trade accounts receivable, net	419	421
Receivable research incentives	183	4,774
Inventories	2,533	2,114
Prepaid expenses and other current assets	4,545	1,116
Deferred offering costs	—	1,250
Total current assets	$21,444	$19,158
Property and equipment, net	2,537	3,249
Operating lease right-of-use assets	8,066	8,578
Intangible assets, net	262	272
Other noncurrent assets	1,345	1,353
Total assets	$33,654	$32,610
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Trade accounts payable	2,487	2,109
Accrued expenses and other current liabilities	5,318	3,614
Current portion of operating lease liabilities	1,461	1,687
Loans payable, current	2,232	220
Deferred revenue, current	1,668	2,665
Promissory note - related party	420	—
Total current liabilities	13,586	10,295
Warrant liabilities	5,498	—
Operating lease liabilities, net of current portion	6,211	6,990
Loans payable, noncurrent	12,626	12,233
Deferred revenue, noncurrent	—	54
Other noncurrent liabilities	—	18
Total liabilities	$37,921	$29,590
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity:
Non-redeemable convertible preferred stock*, no par value; nil shares and 122,564,333 shares authorized as of September 30, 2022 and December 31, 2021, respectively; nil shares and 122,564,333 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	—	189,881
Common stock*, par value $0.0001 per share; 675,000,000 shares and unlimited shares authorized at September 30, 2022 and December 31, 2021, respectively; 110,377,357 shares and 2,817,498 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	11	—
Additional paid-in capital	370,155	148,850
Accumulated deficit	(364,008)	(325,268)
Accumulated other comprehensive loss	(10,425)	(10,443)
Total stockholders’ (deficit) equity	$(4,267)	$3,020
Total liabilities and stockholders’ equity	$33,654	$32,610

* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except share and per share data)	2022 (As Restated)	2021	2022 (As Restated)	2021
Revenue	$1,695	$1,307	$4,778	$3,853
Cost of revenue	654	307	1,858	873
Total gross profit	1,041	1,000	2,920	2,980
Operating expenses:
Research and development	7,507	6,313	21,799	19,268
General and administrative	5,925	2,801	13,566	7,831
Sales and marketing	2,773	1,679	5,982	3,975
Total operating expenses	16,205	10,793	41,347	31,074
Loss from operations	(15,164)	(9,793)	(38,427)	(28,094)
Other income (expense), net:
Interest expense	(1,069)	(205)	(3,588)	(590)
Government assistance	—	4,560	—	9,146
Gain on investment in marketable securities	—	1,164	—	1,164
Change in fair value of warrant liabilities	2,603	—	2,603	—
Lincoln Park Purchase Agreement issuance costs	(629)	—	(629)	—
Other income, net	948	65	1,301	669
Total other income, net	1,853	5,584	(313)	10,389
Net loss	$(13,311)	$(4,209)	$(38,740)	$(17,705)
Net loss per share, basic and diluted	$(0.11)	$(0.03)	$(0.32)	$(0.14)
Weighted-average shares * used in computing net loss per share, basic and diluted	116,256,805	125,362,390	122,337,727	125,331,065
Comprehensive loss:
Net loss	$(13,311)	$(4,209)	$(38,740)	$(17,705)
Foreign currency translation adjustment, net of tax	56	29	18	40
Net comprehensive loss	$(13,255)	$(4,180)	$(38,722)	$(17,665)

* Weighted-average shares have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ Deficit
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital (As Restated)	Accumulated deficit (As Restated)	Accumulated other comprehensive loss	Total stockholders’ deficit (As Restated)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at June 30, 2022	137,765,828	$189,881	3,341,327	$2,811	$147,754	$(350,697)	$(10,481)	$(20,732)
Retroactive application of the Merger(Note 4)	(15,201,495)	—	(368,692)	(2,811)	2,811	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,972,635	—	150,565	(350,697)	(10,481)	(20,732)
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Merger (Note 4)	(122,564,333)	(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the Lincoln Park Purchase Agreement (Note 4)	—	—	381,540	—	3,271	—	—	3,271
Merger, net of redemptions and transaction costs (Note 4)	—	—	4,327,512	—	(16,242)	—	—	(16,242)
Issuance of common stock in connection with the PIPE Investment (Note 4)	—	—	5,816,528	1	39,999	—	—	40,000
Exercise of warrants	—	—	115,025	—	910	—	—	910
Stock-based compensation	—	—	—	—	1,781	—	—	1,781
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	56	56
Net loss	—	—	—	—	—	(13,311)	—	(13,311)
Balances at September 30, 2022	—	$—	110,377,357	$11	$370,155	$(364,008)	$(10,425)	$(4,267)

* Shares of  legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at June 30, 2021	137,765,828	$189,881	3,142,789	$2,586	$144,838	$(307,219)	$(10,447)	$19,639
Retroactive application of the Merger (Note 4)	(15,201,495)	—	(346,785)	(2,586)	—	—	—	(2,586)
Adjusted Balances, beginning of period*	122,564,333	189,881	2,796,004	—	144,838	(307,219)	(10,447)	17,053
Exercise of stock options	—	—	2,669	—	(1)	—	—	(1)
Exercise of warrants	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	225	—	—	225
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	29	29
Net loss	—	—	—	—	—	(4,209)	—	(4,209)
Balances at September 30, 2021	122,564,333	$189,881	2,798,673	$—	$145,062	$(311,428)	$(10,418)	$13,097

* Shares of  legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ (Deficit) Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital (As Restated)	Accumulated deficit (As Restated)	Accumulated other comprehensive loss	Total stockholders’ equity (deficit) (As Restated)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2021	137,765,828	$189,881	3,166,949	$2,610	$146,240	$(325,268)	$(10,443)	$3,020
Retroactive application of the Merger (Note 4)	(15,201,495)	—	(349,451)	(2,610)	2,610	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,817,498	—	148,850	(325,268)	(10,443)	3,020
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Merger (Note 4)	(122,564,333)	(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the Lincoln Park Purchase Agreement (Note 4)	—	—	381,540	—	3,271	—	—	3,271
Merger, net of redemptions and transaction costs (Note 4)	—	—	4,327,512	—	(16,242)	—	—	(16,242)
Issuance of common stock in connection with the PIPE Investment (Note 4)	—	—	5,816,528	1	39,999	—	—	40,000
Exercise of stock options	—	—	155,137	—	141	—	—	141
Exercise of warrants	—	—	115,025	—	910	—	—	910
Stock-based compensation	—	—	—	—	3,355	—	—	3,355
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	(38,740)	—	(38,740)
Balances at September 30, 2022	—	$—	110,377,357	$11	$370,155	$(364,008)	$(10,425)	$(4,267)

* Shares of  legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2020	137,765,828	$189,881	3,061,746	$2,492	$144,537	$(293,723)	$(10,458)	$32,729
Retroactive application of the Merger (Note 4)	(15,201,495)	—	(337,843)	(2,492)	—	—	—	(2,492)
Adjusted Balances, beginning of period*	122,564,333	189,881	2,723,903	—	144,537	(293,723)	(10,458)	30,237
Exercise of stock options	—	—	74,770	—	(30)	—	—	(30)
Stock-based compensation	—	—	—	—	555	—	—	555
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	40	40
Net loss	—	—	—	—	—	(17,705)	—	(17,705)
Balances at September 30, 2021	122,564,333	$189,881	2,798,673	$—	$145,062	$(311,428)	$(10,418)	$13,097

* Shares of  legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2022 (As Restated)	2021
Cash flows from operating activities:
Net loss	$(38,740)	$(17,705)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	1,038	1,135
Allowance for doubtful accounts	1	—
Stock-based compensation	3,355	555
Amortization of operating right of use assets	590	764
Provision for excess and obsolete inventory	265	215
Non-cash interest expense on government payable	1,616	601
Venture loan interest and final payment fee	1,808	—
Grant income	—	(9,135)
Change in fair value of public warrant liability	(1,483)	—
Change in fair value of private warrant liability	(1,120)	—
Non-cash lease expense	—	(756)
(Gain) loss on marketable securities	—	(1,164)
Unrealized foreign exchange loss (gain)	(1,226)	15
Non-cash Lincoln Park Purchase Agreement issuance costs	629	—
Change in operating assets and liabilities:
Trade accounts receivable	1	(334)
Research incentives receivable	1,448	(10,374)
Inventories	(684)	(29)
Deferred offering costs	1,250	—
Prepaid expenses and other current assets	(6,708)	(929)
Trade accounts payable	614	(1,081)
Right-of-use assets	(97)	—
Accrued expenses and other current liabilities	1,704	(313)
Deferred revenue, current	(1,051)	(148)
Loan program payable	—	11,068
Current portion of long-term debt	2,893	—
Operating lease liability	(442)	—
Net cash used in operating activities	$(34,339)	$(27,615)
Cash flows from investing activities:
Purchase of property and equipment	(249)	(1,493)
Purchase of software	(67)	(214)
Net cash used in investing activities	$(316)	$(1,707)
Cash flows from financing activities:
Proceeds from issuance of common stock from the PIPE investment (Note 4)	40,000	—
Merger, net of redemption and transaction costs (Note 4)	4,100	—
Transaction costs paid directly by D-Wave Systems	(6,528)	—
Proceeds from exercise of public warrants	910	—
Proceeds from promissory note - related party	420	—
Proceeds from government assistance	3,124	16,346
Proceeds from issuance of common stock upon exercise of stock options	141	66
Proceeds from debt financing	19,870	—
Payment for directors and officers insurance	(864)	—
Debt payments	(20,000)	(23)
Venture loan interest and final payment fee	(1,808)	—
Government loan payment	(398)	(399)
Net cash provided by financing activities	$38,967	$15,990
Effect of exchange rate changes on cash and cash equivalents	(31)	42
Net (decrease) increase in cash and cash equivalents	4,281	(13,290)
Cash and cash equivalents at beginning of period	$9,483	$21,335
Cash and cash equivalents at end of period	$13,764	$8,045
Supplemental disclosure of noncash investing and financial activities:
Initial warrant liabilities recognized in connection with closing of the Merger	$8,101	$—
Non-cash Merger financing	$5,713	$—
Issuance of shares for payment of Lincoln Park Purchase Agreement commitment fee	$3,271	$—
Conversion of convertible preferred stock to common stock	$189,871	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Description of business

D-Wave Quantum Inc. (“D-Wave” or the “Company”) was incorporated as a corporation organized and existing under the General Corporation Law of the State of the Delaware on January 24, 2022. The Company was formed for the purpose of effecting a merger between DPCM Capital, Inc. (“DPCM”), D-Wave Systems Inc. (“D-Wave Systems”), and certain other affiliated entities through a series of transactions (the “Merger”) pursuant to the definitive agreement entered into on February 7, 2022 (the “Transaction Agreement”). On August 5, 2022, in conjunction with the Merger, DPCM and D-Wave Systems became wholly owned subsidiaries of, and are operated by, the Company. Upon the completion of the Merger, the Company succeeded to all of the operations of its predecessor, D-Wave Systems.

For the three and nine months ended September 30, 2022 and 2021, the Company’s revenue was derived primarily from customers located in the United States, Japan, and Germany.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DPCM, as a direct wholly owned subsidiary of D-Wave, who is the legal acquirer, was treated as the “acquired” company for financial reporting purposes and D-Wave Systems was treated as the accounting acquirer. This determination was primarily based on the following factors: (i) D-Wave Systems’ existing stockholders have the majority of the voting interest in the combined entity with an approximate 91% voting interest; (ii) the combined company’s board of directors has seven board members consisting of one board member designated by DPCM, three board members retained from the D-Wave Systems’ board, and three additional, independent board members; (iii) D-Wave Systems’ senior management comprises all the senior management of the combined company; and (iv) D-Wave Systems’ existing operations comprise the ongoing operations of the combined company. In accordance with guidance applicable to these circumstances, the Merger was treated as the equivalent of D-Wave Systems issuing stock for the net assets of DPCM, accompanied by a recapitalization. The net assets of DPCM were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of D-Wave Systems.

As a result, the condensed consolidated financial statements included herein reflect (i) the historical operating results of D-Wave Systems prior to the Merger, (ii) the combined results of the Company, D-Wave Systems and DPCM following the closing of the Merger, (iii) the assets and liabilities of D-Wave Systems at their historical costs, (iv) the assets and liabilities of the Company and DPCM at their historical costs, which approximates fair value, and (v) the Company’s equity structure for all periods presented.

In accordance with ASC 805 guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the closing date of the Merger, to reflect the number of the Company’s shares of common stock, par value $0.0001 (“Common Shares”) issued to D-Wave Systems’ stockholders in connection with the recapitalization transaction. As such, the Common Shares and the corresponding capital amounts and earnings per share related to D-Wave Systems’ common stock prior to the Merger have been retrospectively restated as shares reflecting the conversion ratio established in the Merger.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained within these interim condensed consolidated financial statements comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for interim condensed consolidated financial statements and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein have been prepared on the same basis as the audited annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the registration statement on Form S-1 (SEC File No. 333-267124) related to the exercise and resale of certain securities of D-Wave, initially filed by the Company with the SEC on August 29, 2022 and which was declared effective by the SEC on October 26, 2022 (as amended, the “Resale Registration Statement”). The condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022 or thereafter. All references to September 30, 2022 and 2021 in the notes to condensed consolidated financial statements are unaudited.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements upon consolidation.

Liquidity and going concern

The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of $364.0 million and a working capital of $7.9 million (current assets less current liabilities). For the three months ended September 30, 2022 and 2021, the Company incurred a net loss of $13.3 million and $4.2 million respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred a net loss of $38.7 million and $17.7 million respectively. The Company had net cash outflows from operations of $34.3 million and $27.6 million, respectively. As of September 30, 2022, the Company had $13.8 million of cash. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.

On August 5, 2022, the Company completed a Merger with DPCM. The Company received gross proceeds of $49.0 million from the PIPE Investment (as defined below) and the DPCM trust account. $21.8 million of the gross proceeds was used to repay the Venture Loan obligations and $14.2 million was used to pay for the Company’s transaction costs, including DPCM’s transaction costs, associated with the Merger.

On April 13, 2023, the Company entered into a Term Loan and Security Agreement (the “Term Loan”), by and between the Company and PSPIB Unitas Investments II Inc., (“PSPIB” or the “Lender”) with an aggregate principal amount of $50.0 million to be made available to the Company, as defined in the Term Loan and Security Agreement, in three tranches (Refer to Note 15 - Subsequent events). The first tranche, in an aggregate principal amount of $15.0 million was advanced to the Company on April 14, 2023, with the second and third tranches, of $15.0 million and $20.0 million, respectively, to be made available to the Company subject to certain conditions. Prior to PSPIB’s advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors’ retention of an advisor. The second tranche, that shall be available to the Company as of July 12, 2023, is subject to the Company providing the Lender with an IP valuation report, a board-approved operating budget for 2023 through 2027, and SIF’s consent to the grant of security interests in the Project IP associated with the SIF Loan.   The third tranche, that shall be available to the Company as of October 10, 2023, is subject to the Company closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, providing the Lender with an IP valuation report, and a board-approved operating budget for 2023 through 2027. Each tranche is subject to a 2.0% drawdown fee and the Term Loan matures on March 31, 2027. The initial $15.0 million tranche provides the Company with a two month cash runway. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the second and third tranches.

At the discretion of the Company, the Term Loan bears interest on a monthly basis at either (i) 10% payable in cash, or (ii) 11% payable in kind (‘PIK’), with the latter added to the principal value of the Term Loan.

Upon the repayment or prepayment of the Term Loan, there is a prepayment premium due the Lender that is equal to 3.0% of the amount repaid / prepaid prior to the first anniversary of the closing of the Term Loan,  2.0% of the amount repaid / prepaid after the first anniversary and before the second anniversary of the closing of the Term Loan, 1.0% of the amount repaid / prepaid after the second anniversary and before the third anniversary of the closing of the Term Loan and no prepayment premium due thereafter. The Term Loan requires that any proceeds from the issuance of Common Stock under the LPC Purchase Agreement be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10% of the amount then prepaid to the Lender.

The Term Loan is secured by a first-priority security interest in substantially all of the Company’s assets and contains certain operational and financial covenants.

In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (the “Purchase Agreement” or the “Lincoln Park Purchase Agreement”) on June 16, 2022 which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of Common Shares through June 15, 2025.  The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at which the Company may not sell to Lincoln Park any Common Shares. For the nine months ended September 30, 2022, D-Wave has issued 381,540 Common Shares satisfying the commitment fee for the Purchase Agreement. For the nine months ended September 30, 2022, D-wave did not direct Lincoln Park to buy any Common Shares. Subsequent to September 30, 2022, D-Wave continued to make sales pursuant to the Lincoln Park Purchase Agreement when the market price of the Company’s shares was above the floor price of $1.00 (see Note 15). On February 13, 2023, the Company filed an S-1 registration statement with the SEC to register an additional 35.0 million shares of Common Shares under the Purchase Agreement with Lincoln Park. Since February 13, 2023, the Company’s share price has been below the floor price of $1.00 and the Company may not sell shares to Lincoln Park. There is no assurance when the Company might be able to make sales to Lincoln Park in the future.

To the extent that sufficient capital is not obtained through the cash received in connection with the issuance of Common Shares under the Purchase Agreement with Lincoln Park, management will be required to obtain additional capital through the issuance of debt and/or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to the currently outstanding common stock. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders. If D-Wave is unable to obtain additional financing, operations will be scaled back or discontinued.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation—Going Concern”, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be for a period of one year from the issuance of these financial statements.

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

Public Warrants and Private Warrants

The Company evaluated its outstanding warrants which were issued in exchange for (i) the warrants initially included in the DPCM units (the “Units”) issued in DPCM’s initial public offering (the “Public Warrants”), and (ii) the warrants of DPCM held by CDPM Sponsor Group, LLC (the “Sponsor”) that were issued to the Sponsor at the closing of DPCM’s initial public offering (the “Private Warrants,” and together with the Public Warrants, the “Warrants”), which are discussed in Note 9 - Warrants, in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity.”

 The Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the condensed consolidated statements of operations and comprehensive loss at each reporting date. The measurements of the Private Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 fair value measurements due to the use of an observable market quote for the Public Warrants, which are considered to be a similar asset in an active market.

The Public Warrants also do not meet the indexation guidance in ASC 815-40 and are accounted for as liabilities as the Public Warrants include a provision whereby in a scenario on which there is not an effective registration statement, the warrant holders have a cap, 0.361 Common Shares per warrant (subject to adjustment), on the issuable number of shares in a cashless exercise. The measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 fair value measurements due to the use of an observable market quote in an active market.

Operating segment

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. As such, the Company views its operations and manages its business in one operating and reportable segment. See Note 14 - Geographic areas.

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

Cash and cash equivalents

The Company’s cash and cash equivalents consist of money held in demand depository accounts. The carrying amount of cash was $13.8 million and $9.5 million as of September 30, 2022 and December 31, 2021, respectively, which approximates fair value and was determined based upon Level 1 inputs. The Company did not hold short-term investments as of September 30, 2022 and December 31, 2021.

Fair value of financial instruments

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

⮚	Level 1—Quoted prices in active markets for identical assets or liabilities.

⮚
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

⮚
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

The carrying amounts reflected in the condensed consolidated balance sheets for cash, trade accounts receivable, net, trade accounts payable and accrued expenses approximate their fair values (Level 1).

The Company carries its marketable investments at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments by the same issuer, as they represent investments in privately held companies for which there are no quoted market prices. As of September 30, 2022 and December 31, 2021, the carrying values of the Company’s marketable investments were $1.2 million and $1.2 million, respectively, and were reported in other noncurrent assets in the consolidated balance sheets.

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

As of September 30, 2022, the liabilities for the Warrants were calculated by multiplying the quoted market price per DPCM Public Warrant of $0.31 by the 17,920,898 Warrants outstanding (see Note 9).

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

Net income (loss) per share

Basic net loss per common share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders adjusted by any preferred stock dividends declared during the period by the weighted average number of common shares and potential common shares outstanding when the impact is not antidilutive. Contingently issuable shares are included in basic Earnings Per Share (“EPS”) only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration shall be considered outstanding common shares and included in the computation of basic EPS.

Concentration risk

Agreements which potentially subject the Company to concentration risk consist principally of two to three customer agreements.  During the three-month period ended September 30, 2022, the Company earned 15%, 11% and 10% of its total revenue from three customers.  During the three-month period ended September 30, 2021, the Company earned 15% and 11% of its total revenue earned from two customers. During the nine-month period ended September 30, 2022, the Company earned 13% of its total revenue from two separate customers. During the nine months ended September 30, 2021, the Company earned 13% and 12% of its total revenue from two customers.

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

During the three months ended September 30, 2022 and 2021, the Company recorded Scientific Research and Experimental Development (“SR&ED”) investment tax credits of $nil and $0.5 million in 2022 and 2021, respectively, as an offset to its research and development expenses in its condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2022 and 2021, the Company recorded a SR&ED investment tax credit of $0.1 million and $1.2 million, respectively, as an offset to its research and development expenses in its condensed consolidated statements of operations and comprehensive loss. Upon entering into the transaction agreement on February 7, 2022, the Company is no longer a Canadian Controlled Private Corporation. As a result, beginning February 7, 2022, Scientific Research and Development investment tax credits can be applied to reduce income taxes payable to the Canadian government. Subsequent to February 7, 2022, expenses qualifying for Scientific Research and Development investment credits that are not realized will be reflected as investment tax credit carryforwards.

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

To support this core principle, the Company applies the following five step approach:

⮚	Identify the contract with the customer

⮚	Identify the performance obligations

⮚	Determine the transaction price

⮚	Allocate the transaction price to the performance obligations

⮚	Recognize revenue when (or as) the entity satisfies a performance obligation

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

Recently adopted accounting pronouncements

D-Wave is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. D-Wave is provided the option to adopt new or revised accounting guidance as an “emerging growth company” under the JOBS Act either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as private companies, including early adoption when permissible. The Company elected to early adopt, when permissible, new or revised accounting guidance within the same time period as private companies, as indicated in Note 2 of its audited consolidated financial statements as of December 31, 2021 and 2020, included in the Resale Registration Statement.

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

3.	Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2022, the Company’s management identified errors in its previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. The identified errors are described below.

Error in Accounting for Lincoln Park Purchase Agreement

The Company initially determined that its Lincoln Park Purchase Agreement, met all of the criteria to be considered indexed to the Company’s own stock and that it met all of the additional criteria for equity classification. Therefore, the Common Shares issued to Lincoln Park on August 5, 2022 and August 25, 2022 (the “Commitment Shares”), which represent issuance costs of obtaining the Purchase Agreement, were not required to be expensed and were recorded within prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2022. In addition, the Company initially determined that the fair value of the equity-classified Purchase Agreement itself was $nil.

Subsequent to the filing of the original Form 10-Q on November 10, 2022 (the “Original Filing”), the Company determined that the Purchase Agreement did not meet all of the criteria to be considered indexed to the Company’s own stock and therefore it should have been considered a financial instrument recorded at fair value, with changes in fair value recorded in the statement of operations. As the Purchase Agreement should have been considered a derivative, any issuance costs required to obtain the ability to issue shares under the Purchase Agreement, including the Commitment Shares, should have been expensed.

 The Company concluded that the appropriate expense to be recorded was $2.7 million, which is the amount that the contractual liability could have been settled for with cash. As this liability was recorded on August 2, 2022, concurrent with the approval of the Merger by DPCM shareholders, there was no impact to the financial statements of the Company for the period ended June 30, 2022. This liability was settled on August 5, 2022 and August 25, 2022 through the issuance of the Commitment Shares to Lincoln Park. The aggregate fair value of the Commitment Shares was $3.3 million. The incremental amount of $1.9 million represented an expense of the Company in the post-Merger period ending September 30, 2022.

The Company had initially recorded the amount as a prepaid asset with a corresponding credit to equity and disclosed the value of $3.3 million in the table of prepaid expenses and other current assets in the footnote disclosures in its  Form 10-Q for the three and nine months ended September 30, 2022. Upon determining that the Purchase Agreement instrument itself should be classified as a derivative, it was also determined that the derivative liability-classified Purchase Agreement instrument had a fair value of nil. As such, it was unnecessary to record a derivative as of September 30, 2022.

Error in Accounting for Scientific Research and Experimental Development (“SR&ED”) Receivable

Since inception, D-Wave Systems qualified as a Canadian Controlled Private Corporation, and as such, it was eligible to recognize SR&ED receivables and reductions in research and development expenses as a result of qualifying SR&ED expenditures. The Company initially determined that it was eligible to receive SR&ED credits until the closing date of the Merger on August 5, 2022, however, subsequent to the filing of the Original Filing, it was determined that the ability to receive SR&ED credits ended on February 7, 2022 when the Transaction Agreement involving D-Wave Systems and DPCM was signed. As such, research and development expense was understated and the receivable research incentives receivable was overstated by $0.1 million and $0.9 million for the three and nine months ended September 30, 2022, respectively.

Error in Accounting for Deferred Revenue

Subsequent to the filing of the Original Filing, the Company identified certain errors in accounting for deferred revenue. These errors related to how the Company recognized deferred revenue for services when the services had not been rendered yet and no cash had been received. These services related to certain analyses performed to resolve customer access issues to their Leap quantum cloud service and professional services provided to customers for training on how to use the Leap software and how the software can resolve specific customer problems. This resulted in trade accounts receivable, net and deferred revenue, current being overstated by $0.4 million, respectively, as of September 30, 2022. This entry has no impact on the Company’s consolidated statement of operations and comprehensive loss and only impacts the consolidated balance sheet.

Error in Accounting for Stock-Based Compensation

Subsequent to the filing of the Original Filing, the Company identified certain errors in accounting for its stock-based compensation for the three and nine months ended September 30, 2022. These errors related to how the Company accounted for forfeitures, certain inputs used to calculate the fair value of the Company’s August 18, 2022 stock option awards, and the Company’s allocation of its stock-based compensation expense within the appropriate line items (Cost of revenue, Research and development, General and administrative, and Sales and marketing) in its condensed consolidated statements of operations and comprehensive loss.

The Company has historically elected to account for the forfeiture of stock-based awards using an expected forfeiture rate and then subsequently, due to a manual calculation of its stock-based compensation expense, began accounting for forfeitures as they occur. After a thorough review of the expense calculation schedule, the Company determined that it was not appropriately following its accounting policy of estimating a forfeiture rate, and so the Company corrected its calculation schedule according to the accounting policy. The Company’s forfeiture policy is to reduce its stock-based compensation for the estimated forfeitures at the grant date and revise, if necessary, in subsequent periods if actual forfeitures differ from estimates.

In its year-end review, the Company also identified an error in its calculation of stock-based compensation that resulted from the use of incorrect inputs to its Black-Scholes calculation, the method used to determine the fair value of its options. One of the inputs needed for the Black-Scholes calculation is the underlying value of the Company’s common stock. The Company incorrectly used a value of $5.72 price per share, which was based on a linear interpolation calculation used prior to the Company’s stock being traded on a public exchange. Instead, the Company should have used a $10.07 per share price, which was the closing price of its common stock on the New York Stock Exchange, on August 18, 2022, the grant date. In addition to the share price issue, the Company also used a volatility rate that did not appropriately weigh the volatilities of its peer companies.

The impact of the above errors was an overstatement of stock-based compensation expense within operating expenses (research and development, general and administrative and sales and marketing) of $0.2 million and $0.3 million for the three and nine months ended September 30, 2022, respectively and an understatement to additional-paid-in-capital of $0.3 million as of September 30, 2022. This correcting entry of this impact was allocated between research and development, general and administrative, sales and marketing, and cost of revenues on the condensed consolidated statements of operations and comprehensive loss. Refer below for further discussion of the allocation to cost of revenue. The allocation to operating expenses (research and development, general and administrative, sales and marketing) of this correcting entry for the three months ended September 30, 2022 is as follows: a $31 thousand increase to research and development, a $1.0 million decrease to general and administrative, and a $0.7 million increase to sales and marketing. The allocation of this correcting entry for the nine months ended September 30, 2022 is as follows: a $3 thousand decrease to research and development, a $1.0 million decrease to general and administrative, and a $0.5 million increase to sales and marketing.

Finally, the Company had historically included all of its stock-based compensation expense within operating expenses (research and development, general and administrative and sales and marketing) since the stock-based compensation amount was deemed not material. During the year ended December 31, 2022, the Company now allocates its stock-based compensation expense to its cost of revenue, resulting in a reclassification adjustment of $45 thousand and $80 thousand to increase cost of revenue for the three and nine months ended September 30, 2022, respectively.

Error in Accounting for SIF Interest

Subsequent to the filing of the Original Filing, the Company identified certain errors in the calculation model for the repayment of the SIF Loan. The SIF contract requires repayment of the SIF loan to begin two years following the period in which the Company meets its revenue benchmark. Within the calculation model, the Company was incorrectly showing repayment of the SIF Loan one year following the period in which their revenue benchmark was met, rather than two years per the SIF contract. This resulted in errors to the estimation of the net present value and the related discount on the SIF Loan of $0.3 million as of December 31, 2021. In order to correct these out of period errors the Company decreased its interest expense and decreased its loans payable, noncurrent by $0.3 million as of September 30, 2022.  Additionally, as a result, calculation of the amortization of the interest expense on the SIF Loan was impacted for the three and nine months ended September 30, 2022, resulting in interest expense being overstated by $9 thousand and $28 thousand for the three and nine months ended September 30, 2022, respectively, and loans payable, noncurrent being overstated by $28 thousand as of September 30, 2022.

Error in Accounting for Prepaid Expenses

Subsequent to the filing of the Original Filing, the Company identified certain errors in accounting for prepaid expenses where amounts were included in prepaid expenses for invoices that had not been paid for as of the balance sheet date, resulting in a balance sheet error of an overstatement in both prepaid expenses and accounts payable accounts. This entry has no impact on the Company’s consolidated statement of operations and comprehensive loss and only impacts the consolidated balance sheet. This resulted in prepaid expenses and other current assets and trade accounts payable being overstated by $0.5 million, respectively, as of September 30, 2022.

Error in Accounting for Transaction Costs

Subsequent to the filing of the Original Filing, the Company identified errors in accounting for certain invoices related to transaction costs associated with the Merger. These invoices had been incorrectly booked in both D-Wave Systems and DPCM underlying accounting records causing the amounts to be double booked in the consolidated financial statements within trade accounts payable and additional paid in capital. The resulting impact was an overstatement of trade accounts payable of $0.3 million and an understatement of additional paid in capital of $0.3 million as of September 30, 2022.

In connection with these errors, the Company is restating the previously issued unaudited condensed consolidated financial statements, and related notes thereto, as of and for the three and nine months ended September 30, 2022, as filed in the Original Filing.

The Company’s condensed consolidation financial statements as of and for the three and nine months ended September 30, 2022, included in this Form 10-Q/A have been restated to correct the errors as follows (in thousands):

	As of September 30, 2022 (Unaudited)
	As Previously Reported	Adjustment	As Restated

Condensed Consolidated Balance Sheet
Receivable research incentives	$1,052	$(869)	$183
Prepaid expenses and other current assets	8,190	(3,645)	4,545
Trade accounts receivable	740	(321)	419
Total current assets	26,279	(4,835)	21,444
Total assets	38,489	(4,835)	33,654
Trade accounts payable	3,158	(671)	2,487
Deferred revenue, current	1,989	(321)	1,668
Total current liabilities	14,578	(992)	13,586
Loans payable, noncurrent	12,912	(286)	12,626
Total liabilities	39,199	(1,278)	37,921
Additional paid-in capital	372,840	(2,685)	370,155
Accumulated deficit	(363,136)	(872)	(364,008)
Total stockholders’ (deficit) equity	(710)	(3,557)	(4,267)
Total liabilities and stockholders’ (deficit) equity	38,489	(4,835)	33,654

	For the three months ended September 30, 2022 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations and Comprehensive Loss
Cost of revenue	$609	$45	$654
Total gross profit	1,086	(45)	1,041
Research and development	7,334	173	7,507
General and administrative	6,921	(996)	5,925
Sales and marketing	2,099	674	2,773
Total operating expenses	16,354	(149)	16,205
Loss from operations	(15,268)	104	(15,164)
Interest expense	(1,336)	267	(1,069)
Lincoln Park Purchase Agreement issuance costs	—	(629)	(629)
Total other income (expense), net	2,215	(362)	1,853
Net loss	(13,053)	(258)	(13,311)
Net loss per share, basic and diluted	(0.11)	(0.00)	(0.11)

	For the nine months ended September 30, 2022 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations and Comprehensive Loss
Cost of revenue	$1,778	$80	$1,858
Total gross profit	3,000	(80)	2,920
Research and development	20,933	866	21,799
General and administrative	14,527	(961)	13,566
Sales and marketing	5,438	544	5,982
Total operating expenses	40,898	449	41,347
Loss from operations	(37,898)	(529)	(38,427)
Interest expense	(3,874)	286	(3,588)
Lincoln Park Purchase Agreement issuance costs	—	(629)	(629)
Total other income (expense), net	30	(343)	(313)
Net loss	(37,868)	(872)	(38,740)
Net loss per share, basic and diluted	(0.31)	(0.01)	(0.32)

	For the three months ended September 30, 2022 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Stockholders’ (Deficit) Equity
Balances at June 30, 2022	(20,093)	(639)	(20,732)
Additional paid-in capital	372,840	(2,660)	370,180
Accumulated deficit	(363,136)	(258)	(363,394)
Total stockholders’ (deficit) equity	(710)	(3,557)	(4,267)

	For the nine months ended September 30, 2022 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Stockholders’ (Deficit) Equity
Additional paid-in capital	372,840	(2,685)	370,155
Accumulated deficit	(363,136)	(872)	(364,008)
Total stockholders’ (deficit) equity	(710)	(3,557)	(4,267)

	For the nine months ended September 30, 2022 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statement of Cash Flows
Net loss	$(37,868)	$(872)	$(38,740)
Stock-based compensation	3,695	(340)	3,355
Non-cash interest expense on government payable	1,902	(286)	1,616
Non-cash Lincoln Park Purchase Agreement issuance costs	—	629	629
Trade accounts receivable	(320)	321	1
Deferred revenue, current	(730)	(321)	(1,051)
Prepaid expenses and other current assets	(7,074)	366	(6,708)
Trade accounts payable	1,049	(435)	614
Research incentives receivable	579	869	1,448
Supplemental disclosure of noncash investing and financing activities:
Noncash Merger financing	3,299	2,414	5,713

4.	Merger

As discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, on August 5, 2022, the Company completed the Merger. Upon the closing of the Merger, the following occurred:

•          Each non-redeeming share of DPCM Class A common stock was converted into the right to receive 1.4541326 Common Shares (the “Exchange Ratio”), such that 902,213 shares of DPCM Class A common stock that were not redeemed were exchanged for 1,311,937 Common Shares;

•          All outstanding warrants of DPCM were converted into the right to receive Warrants. Each such Warrant is exercisable for 1.4541326 Common Shares, at any time commencing on September 4, 2022, the date that is 30 days after the completion of the Merger. The number of Common Shares received upon the exercise of Warrants will be rounded down to the nearest whole number of Common Shares;

•          3,015,575 shares of DPCM Class B common stock held by Sponsor and DPCM’s officers, directors and other special advisors were converted into Common Shares on a one-for-one basis; and

•          Pursuant to an arrangement effected under Part 9, Division 5 of the Business Corporations Act (British Columbia) (the “Arrangement”) all holders of outstanding non-redeemable convertible preferred shares of D-Wave Systems received equity interests in D-Wave in exchange for their equity interests in D-Wave Systems. The aggregate consideration paid to former shareholders of D-Wave Systems in connection with the Merger was approximately 99,736,752 Common Shares and Exchangeable Shares (as defined below) (excluding options of D-Wave Systems and warrants of D-Wave Systems).

“Exchangeable Shares” refer to shares in the capital of D-Wave Quantum Technologies Inc., or ExchangeCo, an indirect Canadian subsidiary of D-Wave.  The Exchangeable Shares are exchangeable from time to time, at the holder’s election, for Common Shares on a one-for-one basis.

  In connection with the Merger and concurrently with the execution of the Transaction Agreement, on February 7, 2022, DPCM and the Company entered into separate subscription agreements with a number of investors (each a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and the Company agreed to sell to the PIPE Investors, a number of Common Shares (the “PIPE Shares”) equal to the aggregate purchase price for all Common Shares subscribed for by each PIPE Investor, divided by $10.00 and multiplied by the Exchange Ratio for an aggregate purchase price of $40.0 million (the “PIPE Investment”), such that the PIPE Investors purchased 5,816,528 PIPE Shares in the aggregate. The PIPE Investment closed simultaneously with the consummation of the Merger.

On August 2, 2022, the DPCM shareholders voted to approve the Merger. The Company’s management  determined that once this vote had occurred, it was probable that the Company would be required to pay Lincoln Park the Commitment Fee associated with the Purchase Agreement. As such, on August 2, 2022, the Company incurred a $2.6 million liability payable to Lincoln Park, which was the amount of cash contractually required to settle the Commitment Fee. Other than the Commitment Fee liability, the Company had no other assets, liabilities, or operations prior to the Closing Date of August 5, 2022.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DPCM was treated as the “acquired” company for financial reporting purposes. See Note 2 for further details. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of DPCM, accompanied by a recapitalization. The net assets of DPCM were stated at historical cost, with no goodwill or other intangible assets recorded.

In accounting for the Merger and after redemptions, net proceeds received by the Company totaled $18.7 million. The following table presents the net proceeds from the Merger and PIPE Investment for the nine months ended September 30, 2022 (in thousands):

Recapitalization
(As Restated)
Cash - DPCM trust and cash, net of redemptions	$9,130
Cash - PIPE Investment	40,000
Less: Non-cash net liabilities assumed from DPCM and D-Wave Quantum Inc.	(16,378)
Less: Transaction costs	(14,017)
Net Merger and PIPE Investment	18,735
Add back: Non-cash net liabilities assumed from DPCM and D-Wave Quantum Inc.	16,378
Add back: Accrued transaction costs	2,459
Net cash contribution from Merger and PIPE Investment	$37,572

The following table presents the number of shares of common stock issued immediately following the consummation of the Merger, PIPE Investment, and closing of the Lincoln Park Purchase Agreement :

Number of Shares
Exchange of DPCM Class A common stock for D-Wave Quantum Inc. common stock upon Merger (1)	1,311,937
Exchange of DPCM Class B common stock for D-Wave Quantum Inc. common stock upon Merger (2)	3,015,575
D-Wave Quantum Inc. common stock issued in PIPE Investment upon Merger	5,816,528
Merger and PIPE shares	10,144,040
Exchange of D-Wave Systems common stock for D-Wave Quantum Inc. common stock (including Exchangeable Shares) upon Merger (3)	99,736,752
D-Wave Quantum Inc. common stock issued to Lincoln Park for the Purchase Agreement closing commitment upon Merger	127,180
Total D-Wave Quantum Inc. common stock (including Exchangeable Shares) outstanding immediately after Merger, PIPE Investment, and closing of the Purchase Agreement	110,007,972

(1) Prior to the Merger, there were 30,000,000 shares of DPCM Class A common stock subject to possible redemption outstanding. Also prior to the Merger, 29,097,787 shares of DPCM Class A common stock subject to possible redemption were redeemed, resulting in 902,213 shares of DPCM Class A common stock outstanding immediately prior to the Merger. The number of Common Shares that former stockholders of DPCM Class A common stock received upon exchanging their shares in connection with the Merger was calculated by multiplying the 902,213 shares of DPCM Class A common stock outstanding immediately prior to the Merger by the Exchange Ratio. All fractional shares were rounded down.

(2) Prior to the Merger, there were 7,500,000 shares of DPCM Class B common stock outstanding. Also prior to the Merger, 4,484,425 shares of DPCM Class B common stock were forfeited, resulting in 3,015,575 shares of DPCM Class B common stock outstanding immediately prior to the Merger. In connection with the Merger, the former stockholders of DPCM Class B common stock exchanged their shares for Common Shares on a one-for-one basis.

(3) In conjunction with the Merger, all of D-Wave Systems’ non-redeemable convertible preferred stock was converted into D-Wave Systems’ common stock. As a result, there were 112,106,972 shares of D-Wave Systems’ common stock outstanding immediately prior to the Merger. In conjunction with the Merger, the number of Common Shares that former stockholders of D-Wave Systems’ common stock received upon exchanging their shares in conjunction with the Merger was calculated by multiplying the 112,106,972 shares of D-Wave Systems’ common stock outstanding by the conversion ratio of 0.889657 (the “Conversion Ratio”), resulting in 99,736,752 common stock outstanding (including 48,409,601 Exchangeable Shares). All fractional shares were rounded down.

5.	Revenue from contracts with customers

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

Revenue by geographical markets is presented in Note 14 - Geographic areas.

Contract balances

The following table provides information about account receivable, contract assets and liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
	(As Restated)
Contract assets:
Trade account receivable	$419	$421
Unbilled receivables, which are included in ‘Prepaid expenses and other current assets’	252	17
Total contract assets	671	438
Contract liabilities:
Deferred revenue, current	1,668	2,665
Deferred revenue, noncurrent	—	54
Customer deposit, which are included in ‘Accrued expenses and other current liabilities’	21	21
Total contract liabilities	$1,689	$2,740

Changes in deferred revenue from contracts with customers were as follows (in thousands):

	September 30,	December 31,
	2022	2021
	(As Restated)
Balance at beginning of period	$2,719	$4,713
Deferral of revenue	3,233	4,092
Recognition of deferred revenue	(4,284)	(6,086)
Balance at end of period	$1,668	$2,719

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

As of September 30, 2022, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $1.7 million. This amount included deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 99% is expected to be recognized to revenue in the next 12 months.

As of December 31, 2021, the aggregate amount of remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $2.7 million which included deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 98% was expected to be recognized to revenue in the next 12 months.

6.	Balance sheet details

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued expenses:
Accrued transaction costs	$2,459	$—
Accrued professional services	1,010	1,953
Accrued compensation and related benefits	1,438	1,108
Other accruals	113	318
Other current liabilities:
Other payroll expenses	$247	$175
Customer deposit	21	21
Current portion of long term debt, net	30	39
Total accrued expenses and other current liabilities	$5,318	$3,614

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
	(As Restated)
Prepaid expenses:
Prepaid services	$1,268	$125
Prepaid software	829	531
Prepaid rent	4	151
Prepaid commissions	117	84
Other	11	156
Other current assets:
Directors and Officers insurance	$2,028	$—
Unbilled receivables	252	17
Security deposits	36	52
Total prepaid expenses and other current assets	$4,545	$1,116

7.	Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Quantum computer systems	$13,425	$13,425
Lab equipment	6,664	6,645
Computer equipment	3,439	3,305
Leasehold improvements	1,074	1,074
Furniture and fixtures	318	316
Construction-in-progress	379	285
Total property and equipment	25,299	25,050
Less: Accumulated depreciation	(22,762)	(21,801)
Property and equipment, net	$2,537	$3,249

Depreciation expense for the three-month period ended September 30, 2022 and 2021 was $338,000 and $393,000 respectively. Depreciation expense for the nine-month period ended September 30, 2022 and 2021 was $1.0 million and $1.1 million respectively. The Company has not acquired any property and equipment under capital leases.

8.	Loans payable

As of September 30, 2022 and December 31, 2021 loans payable consisted of refundable government loans.   The following table shows the component of loans payable (in thousands):

	September 30,	December 31,
	2022	2021
	(As Restated)
Loan payable, beginning of period	$29,844	$13,624
SIF contribution	—	16,786
Financing of Directors and Officers Insurance	2,893	—
Venture Loan	20,000	—
Payments	(1,262)	(399)
Interest and final fee on Venture Loan	1,808	—
Repayment of the Venture Loan	(21,808)	—
Foreign exchange (gain) loss	(1,948)	(167)
Loan payable, end of period	$29,527	$29,844
Discount, beginning of period	$(17,391)	$(11,948)
SIF discount on additional contribution	—	(7,167)
TPC discount on additional contribution	—	—
Venture Loan discount	(130)	—
Interest expense	1,616	1,728
Foreign exchange (gain) loss	1,236	(4)
Discount, end of period	$(14,669)	$(17,391)

Total loans payable, net	$14,858	$12,453
Short-term portion	2,232	220
Long-term portion	12,626	12,233
Total loans payable, net	$14,858	$12,453

SIF Loan

On November 20, 2020, the Company entered into an agreement with the Strategic Innovation Fund (“SIF”), whereby SIF agreed to make a repayable contribution to the Company of up to C$40.0 million (“the SIF Loan”). Funds from the SIF Loan are to be used for projects involving the adaption of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.

The annual repayment of the Contribution is calculated based upon a formula using the Company’s fiscal year revenue multiplied by a repayment rate totaling 150% of total SIF Loan received to date. The contractual repayment period is 15 years and commences in the second year in which the Company reports annual revenue of $70.0 million (the “Benchmark Year”). In each of those years, an annual repayment amount is due. Each annual repayment must be paid by April 30 of the year following the year for which the annual repayment due will be calculated. If the Benchmark Year is not achieved within 14 years following the fiscal year in which the project is completed, the SIF Loan is forgiven. The SIF Loan is initially recorded at fair value, and subsequently at amortized cost. As the SIF contribution is interest free, the difference between the carrying value and initial fair value is recorded as government assistance on the consolidated statement of operations and comprehensive loss.

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

Repayments of the SIF contributions could also be triggered upon default of the agreement, or termination of the agreement, or upon a change of control that has not been approved by the Canadian government.  The Canadian government approved the transaction with DPCM conditionally on May 9, 2022, with all conditions being satisfied on the closing date of the Merger.

Venture Loan

On March 3, 2022, the Company entered into a Venture Loan and Security Agreement (the “Venture Loan”) with PSPIB Unitas Investments II Inc. (“PSPIB”).  Under the Venture Loan, the Company may borrow up to an aggregate principal amount of $25.0 million in three tranches, subject to certain terms and conditions. The loan was subject to a per annum interest rate as published in the Wall Street Journal or any successor publication as the “prime rate” plus 7.25% provided that the Wall Street Journal prime rate is not less than 3.25% and if found to be less than 3.25%, such rate will be deemed to be 3.25%. The maturity date of the loan was defined as the earliest of December 31, 2022, or the closing of the Merger, or the date of acceleration of such loan following an event of default. As of September 30, 2022, the Company received $20.0 million recorded in loan proceeds that were recorded in current loans payable in its condensed consolidated balance sheet, $15.0 million of which was received on March 3, 2022 and $5.0 million of which was received on June 30, 2022. All obligations under The Venture Loan, related accrued interest, and the final payment fee totaling  $21.8 million was repaid upon the completion of the Merger on August 5, 2022.

9.	Warrant liabilities

In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants and 8,000,000 DPCM private warrants. During the nine months ended September 30, 2022, 79,102 DPCM public warrants were exercised resulting in the Company receiving proceeds of $0.9 million for the issuance of 115,025 D-Wave Quantum Common Shares (underlying shares were converted using the conversion ratio of 1.4541326 as per the Transaction Agreement).

As of September 30, 2022, the Company has 17,920,898 Warrants outstanding. As part of the Merger, as described in Note 4 - Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).

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

• if, and only if, the last reported sales price of the shares of the Common Shares for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which a notice of redemption is given equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) (the “Reference Value”);

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant Agreement Amendment. The exercise price and number of Common Shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Common Shares at a price below its exercise price. Additionally, in no event will the Company be required to use net cash to settle the warrants.

For details of the D-Wave Systems legacy warrants, classified as equity, refer to Note 12 - Commitments and contingencies.

10.	Promissory note - related party

On February 28, 2022, an affiliate of DPCM entered into an unsecured promissory note of up to $1,000,000 with the Sponsor (the “Affiliate Note”). The purpose of the Affiliate Note was to provide DPCM with additional working capital. All amounts drawn on the Affiliate Note were provided directly to DPCM. The Affiliate Note is not convertible and bears no interest. The principal balance of the Affiliate Note was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective. As of September 30, 2022, a total of $200,000 has been drawn on the Affiliate Note.

In connection with the Merger, the Affiliate Note was assumed by the Company and was amended and restated effective September 30, 2022. The amended and restated note has identical terms as the Affiliate Note except that the Company must pay the principal balance in three equal installments on December 31, 2022, March 31, 2023, and June 30, 2023.

On April 13, 2022, DPCM entered into an unsecured promissory note of up to $1,000,000 with the Sponsor (the “DPCM Note”). The purpose of the DPCM Note was to provide DPCM with additional working capital. All amounts drawn on the DPCM Note were provided directly to DPCM. The DPCM Note is not convertible and bears no interest. The principal balance of the DPCM Note was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective. As of September 30, 2022, a total of $220,000 has been drawn on the DPCM Note.

In connection with the Merger, the DPCM Note was assumed by the Company and was amended and restated effective September 30, 2022. The amended and restated note has identical terms as the Affiliate Note except that the Company must pay the principal balance in three equal installments on December 31, 2022, March 31, 2023, and June 30, 2023.

The executions of the amended and restated Affiliate Note and the amended and restated DPCM Note are related party transactions as these notes are payable to affiliates of the Company.

11.	Stock-based compensation

Equity Plans

2020 Equity Incentive Plan

In April 2020, the Board of Directors of D-Wave Systems approved the 2020 Equity Incentive Plan (the “2020 Plan”) which provides for the grant of qualified incentive stock options (“ISO”) and nonqualified stock options (“NSO”), restricted stock, restricted stock units (“RSU”) or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. After the closing of the Merger effective August 5, 2022, no additional awards were issued under the 2020 Plan. Awards outstanding under the 2020 Plan will continue to be governed by such plan; however, the Company will not grant any further awards under the 2020 Plan. Stock options granted under the 2020 Plan will be converted applying the Conversion Ratio to the underlying common stock at the exercise date.

2022 Equity Incentive Plan

In connection with the Merger (Note 4), the shareholders approved the D-Wave Quantum Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on August 5, 2022, which became effective immediately upon the closing of the Merger. The 2022 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards (“RSA”), restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of Company’s affiliates. The aggregate number of Common Shares reserved for future issuance under the 2022 Plan is 16,965,849 shares as of September 30, 2022. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of nine years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the fully-diluted Common Shares outstanding on December 31 of the preceding year; provided, however, that the Board of Directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of Common Shares.

Stock option valuation

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.

⮚
Risk-Free Interest Rate. The Company estimates its risk-free interest rate by using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term.

⮚
Expected Term. The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has estimated the expected term of its employee awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC, for calculating expected term as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term. Certain of the Company’s options began vesting prior to the grant date, in which case the Company uses the remaining vesting term at the grant date in the expected term calculation.

⮚
Expected Volatility. As the Company was privately held until August 5, 2022, there was no public market for its common stock prior to the Merger, and given the limited quoted price history for the Company’s Common Shares, the expected volatility is based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data.

⮚	Expected Dividend Yield. The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

⮚
Fair Value of Underlying Common Stock. Because the Common Shares were not yet publicly traded on the date of the grant, the Company must estimate the fair value of Common Shares prior to the Merger. The Board of Directors considers numerous objective and subjective factors to determine the fair value of the Common Shares at each meeting in which awards are approved. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Common Shares; (ii) the prices, rights, preferences, and privileges of the D-Wave Systems’ previously convertible redeemable preferred stock relative to those of its common stock; (iii) the lack of marketability of the Common Shares; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.

There were 1,500,081 stock options granted under the 2022 Plan and 4,341,966 stock options granted under the 2020 Plan during the nine months ended September 30, 2022 and 2021, respectively. The assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2022 and 2021 are as follows:

	Nine months ended September 30,
	2022	2021
	(As Restated)
Expected dividend yield	—	—
Expected volatility	36.6%	56.3%
Expected term (years)	6.1	6.1
Risk-free interest rate	3.0%	0.9%

Common stock option activity

The following table summarizes the Company’s stock option activity during the periods presented, as restated (in thousands except share and per share data):

	Number of options outstanding	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Balance as of December 31, 2021	16,336,134	$0.81	8.55	$80,179
Granted	1,500,081	10.07
Exercised	(174,378)	0.81		1,700
Forfeited	(939,712)	0.81
Expired	(11,077)	0.81
Balance as of September 30, 2022	16,711,048	1.64	6.64	107,359
Options exercisable as of September 30, 2022	12,088,661	0.84	5.96	85,053
Options unvested as of September 30, 2022	4,563,380	3.78	8.50	21,889

The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Common Shares for those stock options that had exercise prices lower than the fair value of the Common Shares.

The weighted average grant date fair values per share of stock options granted during the nine months ended September 30, 2022 was $4.11.  The weighted average grant date fair values per share of stock options granted during the nine months ended September 30, 2021 was $0.36.

The total fair values of the stock options vested during the nine months ended September 30, 2022 and 2021 was $3.1 million and $812,329 respectively.

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

As a result of the Merger and as per the Transaction Agreement, the preferred stock warrants of D-Wave Systems noted above are exercisable for up to 2,889,282 Common Shares, which amount is equal to the number of warrants multiplied by the Conversion Ratio (see Note 12).

Stock-based compensation

The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,
	2022	2021
	(As Restated)
Cost of revenue	$45	$10
Research and development	360	51
General and administrative	644	113
Sales and marketing	732	51
Total stock-based compensation	$1,781	$225

	Nine months ended September 30,
	2022	2021
	(As Restated)
Cost of revenue	$80	$24
Research and development	536	126
General and administrative	1,948	278
Sales and marketing	791	127
Total stock-based compensation	3,355	555

12.	Commitments and contingencies

D-Wave Systems Warrant Transaction Agreements

In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract, pursuant to which D-Wave Systems agreed to issue to a customer a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. As the warrant was issued in connection with an existing commercial agreement with a customer, the value of the warrant was determined to be consideration payable to the customer and consequently will be treated as a reduction to revenue recognized under the corresponding revenue arrangement. Approximately 40% of the Warrant Preferred Shares vested and became immediately exercisable on August 13, 2020. The remaining Warrant Preferred Shares will vest and become exercisable upon satisfaction of certain milestones based on revenue generated under the commercial agreement with the customer, to the extent certain prepayments are made by the customer.

As of September 30, 2022, these revenue-based milestones have yet to be met.  The fair value of the Warrant Preferred Shares at the date of issuance was determined to be $1.1 million. During the nine months ended September 30, 2022, no Warrant Preferred Shares were vested or probable of vesting.

As a result of the Merger and as per the Transaction Agreement, the Warrant Preferred Shares noted above, are exercisable for up to 2,889,282 Common Shares, which amount is equal to the number of warrants multiplied by the Conversion Ratio. The D-Wave Systems Warrant Preferred Shares were purchased at a purchase price of approximately $2.16 per D-Wave Systems Warrant.

The Company estimated the fair value of D-Wave Systems Warrant Preferred Shares on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each warrant. The estimated fair value of the Common Shares was based on the Common Share offering price due to its proximity to the grant date of the Warrant Preferred Shares. The estimated term is based on the contractual life of the Warrant Preferred Shares. The remaining assumptions were developed consistent with the methodologies described further in Note 11 - Stock Based Compensation.

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

Financing of Directors and Officers Insurance

In conjunction with the Merger, the Company entered into a Directors and Officers insurance policy on August 5, 2022 with a total premium, taxes and fees totaling $2.8 million. The insurance may cover certain liabilities arising from the Company’s obligation to indemnify its directors and certain of its officers and employees, and former officers, directors, and employees of acquired companies, in certain circumstances. Under the terms of the insurance financing, payments of $289,777, which include interest at the rate of 4.24% per annum, are due each month for nine months commencing on September 5, 2022. The total outstanding due to Woodruff Sawyer as of September 30, 2022 was $2.0 million.

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

As of September 30, 2022 and 2021, the Company has not been subject to any material litigation or pending litigation claims.

13.	Net loss per share

As a result of the Merger (see Note 4), the Company has retroactively adjusted the weighted average shares outstanding prior to August 5, 2022 to give effect to the Conversion Ratio used to determine the number of Common Shares into which they were converted.

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share data):

	For the three months ended September 30,
	2022	2021
	(As Restated)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(13,311)	$(4,209)
Denominator:
Weighted-average common stock outstanding	116,256,805	125,362,390
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.03)

	For the nine months ended September 30,
	2022	2021
	(As Restated)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(38,740)	$(17,705)
Denominator:
Weighted-average common stock outstanding	122,337,727	125,331,065
Net loss per share attributable to common stockholders - basic and diluted	$(0.32)	$(0.14)

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

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2022	2021
	(As Restated)
Public Warrants as converted to Common Shares (Note 9)	14,426,301	—
Private Warrants as converted to Common Shares (Note 9)	11,633,060	—
D-Wave Systems Warrant Shares as converted to Common Shares (Note 12)	2,889,282	2,889,282
Options to purchase common stock as converted to Common Shares	14,867,101	14,608,809
Total	43,815,744	17,498,091

14.	Geographic areas

The following table presents a summary of revenue by geography for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
United States	$951	$784
Japan	293	304
Germany	237	70
Other	214	149
Total revenue	$1,695	$1,307

	Nine months ended September 30,
	2022	2021
United States	$2,461	$2,100
Japan	1,008	1,197
Germany	757	197
Other	552	359
Total revenue	$4,778	$3,853

“Other” includes Europe, the Middle East, Africa (EMEA) and  Asia, Canada and Australia. The Company has not had any sales in China, Russia or Ukraine.

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

Significant customers

The Company had significant customers during the three and nine months ended September 30, 2022 and 2021. A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the year end.

The tables below present the significant customers on a percentage of total revenue basis for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,
	2022	2021
Customer A	15%	15%
Customer B	11%	11%
Customer C	10%	—%

	Nine months ended September 30,
	2022	2021
Customer A	13%	13%
Customer B	13%	12%

As of September 30, 2022 and 2021, there were no significant customers that comprised ten percent or more of outstanding accounts receivable balances.

All revenues derived from major customers above are included in the United States and Germany during the three and nine months ended September 30, 2022 and the United States and Japan during the three and nine months ended September 30, 2021.

15.	Subsequent events

The Company has evaluated all events occurring through April 18, 2023, the date on which the condensed consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except for the ones described below.

 Subsequent to the period ended September 30, 2022, the Company issued 764,796 Common Shares related to the exercise of stock options for proceeds of $696,000.

On October 13, 2022 and October 27, 2022, the Company granted 4,532,122 and 3,578,590 RSUs to certain of its employees, respectively.

On October 27, 2022, the Company granted 167,605 RSUs to certain members of the Company’s board of directors (the “Board”).

On October 26, 2022, a registration statement in respect to the resale of up to $150.0 million Common Shares under the Lincoln Park Purchase Agreement (see Note 2) became effective, enabling the Company to commence making sales pursuant to the Purchase Agreement.

Subsequent to the period ended December 31, 2022, the Company issued 13,239,654 Common Shares in connection with the Lincoln Park Purchase Agreement for total proceeds of $15.7 million and 598,368 Common Shares related to the exercise of stock options for proceeds of $0.6 million.

On January 5, 2023 and March 27, 2023, the Company granted 143,000 and 3,349,520 RSUs to certain of its employees, respectively.

On February 13, 2023, a registration statement relating to the resale of up to $35.0 million Common Shares under the Lincoln Park Purchase Agreement was filed.

On April 13, 2023, the Company entered into the Term Loan and Security Agreement, by and between the Company and PSPIB (the “Term Loan”). Under the Term Loan, term loans in aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions (refer to Note 2 - Basis of presentation). The first tranche, in an aggregate principal amount of $15.0 million was advanced on April 14, 2023 with second and third tranches, of $15.0 million and $20.0 million respectively, to be made available to us subject to certain conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

D-WAVE QUANTUM INC.’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed financial statements and related notes included elsewhere in this Report. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those risk factors applicable to D-Wave and its business referenced under the section titled “Risk factors” elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave” or the “Company” refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the Merger on August 5, 2022 (the “Closing”) while “D-Wave Systems” refers to D-Wave Systems Inc. prior to the Closing. “All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Restatement and Other Corrections of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of errors in our previously reported interim consolidated financial statements for the three and nine months ended September 30, 2022. For additional information and a detailed discussion of these error corrections, refer to the Explanatory Note and Note 3 - Restatement of Previously Issued Financial Statements, included in Part I, Item – Financial Statements of this Form 10-Q/A.

Overview

On February 7, 2022, D-Wave Systems entered into the Transaction Agreement with DPCM Capital, Inc. (“DPCM”), D-Wave, DWSI Holdings Inc., a Delaware corporation and a direct, wholly-owned subsidiary of D-Wave (“Merger Sub”), DWSI Canada Holdings ULC, a British Columbia unlimited liability company and a direct, wholly-owned subsidiary of D-Wave (“CallCo”), D-Wave Quantum Technologies Inc., a British Columbia corporation and a direct, wholly-owned subsidiary of CallCo, pursuant to which, among other things: (a) Merger Sub merged with and into DPCM, with DPCM surviving as a direct, wholly-owned subsidiary of D-Wave Quantum Inc., (b) D-Wave indirectly acquired all of the outstanding share capital of D-Wave Systems and D-Wave Systems became an indirect subsidiary of D-Wave, with D-Wave becoming a public company and an SEC registrant as successor to DPCM (the “Merger”).

D-Wave was incorporated as a corporation organized and existing under the General Corporation Law of the State of Delaware on January 24, 2022. The Company was formed for the purpose of effecting a merger between DPCM, D-Wave, and certain other affiliated entities through a series of transactions constituting the Merger pursuant to the Transaction Agreement.

On the date of the Closing, DPCM and D-Wave Systems became wholly owned subsidiaries of, and are operated by, D-Wave. Upon the completion of the Merger, D-Wave succeeded to all of the operations of its predecessor, D-Wave Systems.

Following the Closing, the Common Shares and Warrants of D-Wave commenced trading on the New York Stock Exchange (“NYSE”) under the ticker symbols “QBTS” and “QBTS.WT,” respectively.

We are a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to its superconducting quantum computer systems and integrated software environment through its cloud service, LeapTM. Historically, we have developed our own annealing superconducting quantum computer and associated software, and our current generation quantum system is the D-Wave AdvantageTM. D-Wave is a leader in the development and delivery of quantum computing systems, software and services, and is the world’s first commercial supplier of quantum computers—and the only company developing both annealing quantum computers and gate-model quantum computers. During the year ended December 31, 2021, we initiated the development of a gate-model quantum computing system.

Our business model is focused primarily on generating revenue from providing customers access to our quantum computing systems via the cloud in the form of QCaaS products, and from providing professional services wherein we assist our customers in identifying and implementing quantum computing applications.

During the three months ended September 30, 2022 and 2021, we recognized revenue from our cloud and professional services of $1.7 million and $1.3 million, respectively. During the nine months ended September 30, 2022 and 2021, we recognized revenue from our cloud and professional services of $4.8 million and $3.9 million, respectively. We have incurred significant operating losses since inception. For the three months ended September 30, 2022 and 2021, our net loss was $13.3 million and $4.2 million, respectively. For the nine months ended September 30, 2022 and 2021, our net loss was $38.7 million and $17.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a number of go-to-market initiatives. As of September 30, 2022, we had an accumulated deficit of $364.5 million.

The Transaction Agreement and PIPE Financing

As noted above, the Merger pursuant to the Transaction Agreement was consummated on August 5, 2022. While the legal acquirer in the Transaction Agreement is D-Wave Quantum Inc., for financial accounting and reporting purposes under GAAP, D-Wave Systems is the accounting acquirer, and the Merger will be accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting and the financial statements of D-Wave represent the continuation of our financial statements in many respects. Under this method of accounting, DPCM will be treated as the “acquired” company for financial reporting purposes. For accounting purposes, D-Wave Systems will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of D-Wave Systems (i.e., a capital transaction involving the issuance of stock by D-Wave for the stock of D-Wave Systems).

As a result of the Merger, all of the shares of D-Wave Systems common stock issued and outstanding immediately prior to the closing of the Merger (including D-Wave Systems common shares resulting from D-Wave Systems preferred stock conversion) were converted into an aggregate of 99,736,752 shares (including Exchangeable Shares) of Common Shares. Additionally, all of the shares of DPCM Class A and Class B common stock held by DPCM issued and outstanding immediately prior to the Closing were converted into an aggregate of 4,327,512 Common Shares. Upon consummation of the Merger, the most significant change in our reported financial position and results of operations was an increase in cash of $49.0 million in gross proceeds from the Merger and PIPE Investment net against transaction costs of approximately $14.2 million.

Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed. Additional direct and incremental transaction costs were also incurred by D-Wave in connection with the Merger. Generally, costs (e.g., SPAC shares) are recorded as a reduction to additional paid-in capital. Costs allocated to liability-classified instruments that are subsequently measured at fair value through earnings (e.g., certain SPAC warrants) are expensed.

In connection with the Merger, approximately $29.1 million of DPCM Class A common stock were redeemed, which represented a significant portion of the publicly traded shares of DPCM outstanding immediately prior to the Merger and resulted in only approximately $9.0 million of cash from the DPCM trust account becoming available to us. As discussed elsewhere in this Report, we have entered into the Purchase Agreement pursuant to which Lincoln Park has agreed to purchase up to $150.0 million of Common Shares through the Purchase Agreement (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period, to assist us in meeting our capital requirements. A registration statement on Form S-1 related to the resale of Common Shares by Lincoln Park pursuant to the Purchase Agreement was filed with the SEC, and such registration statement, as amended, was declared effective on October 26, 2022.

Common Shares that may be resold into the public markets pursuant to the Purchase Agreement could have a significant negative impact on the trading price of our Common Shares.

We have also filed the Resale Registration Statement registering the issuance to and/or resale by certain third parties unrelated to the Purchase Agreement of certain securities issued prior to, or in connection with, the Merger. The Common Shares registered for resale from time to time pursuant to the Resale Registration Statement represent a substantial majority of the number of the Common Shares outstanding as of September 30, 2022. The shareholders selling pursuant to the Resale Registration Statement will determine the timing, pricing and rate at which they sell such Common Shares into the public market and such sales could have a significant negative impact on the trading price of our Common Shares. In addition, the Public Sector Pension Investment Board, a beneficial owner of approximately 54% of our outstanding Common Shares (including Common Shares underlying Exchangeable Shares), has registration rights with respect to all of its 55,068,914 shares not registered on the Resale Registration Statement, and may sell such shares after its lock-up period has concluded either pursuant to a future registration statement or once Rule 144 under the Securities Act of 1933, as amended, becomes available for such sales. Although the current trading price of the Common Shares is below $10.00 per share, certain of the investors who have resale rights under the Resale Registration Statement have an incentive to sell because they purchased Common Shares and/or Warrants at prices below those offered in DPCM’s initial public offering. Sales by such investors may cause the trading prices of our securities to experience a further decline. If the trading price of our Common Shares remains below $10.00 per share or experiences a further decline, sales of our Common Shares to Lincoln Park pursuant to the Purchase Agreement may be less attractive source of capital and/or may allow us to raise capital at rates that would be possible if the trading price of our Common Shares were higher.

As a result of the Merger, we became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, and listing standards of the NYSE, which will require us to hire additional personnel and implement procedures and processes to address applicable regulatory requirements and customary practices. We expect D-Wave will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, legal, and filing fees.

Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Merger.

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

Key Components of Results of Operations

Revenue

We currently generate our revenue through subscription sales to access our Quantum Computing as a Service (“QCaaS”) cloud platform; professional services that includes problem evaluation, proof of concept, and pilot applications; training on our quantum computing systems and other revenue derived from the sale of printed circuit boards. QCaaS revenue is recognized on a ratable basis over the contract term, which generally ranges from one month to two years. Professional services revenue is recognized based on the terms of the contract, or based upon the ratio that incurred costs bear to total estimated contract costs. Other revenue is not material and is recognized upon completion. Our contracts with our customers do not, at any time, provide the customer with the right to take possession of the software that runs our cloud platform.

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

Cost of Revenue

Our cost of revenue consists primarily of all direct and indirect expenses related to providing our QCaaS offering and delivering our professional services, including personnel-related expenses and costs associated with maintaining the cloud platform on which the QCaaS resides. The cost of revenue also includes depreciation and amortization related to our quantum computing systems and related software.

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

Research and Development

Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, fabrication costs, lab supplies, and cloud computing resources and allocated facility costs for our research and development functions. Unlike a standard computer, design and development efforts continue throughout the useful life of our quantum computing systems to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware components, fabrication and software costs related to quantum computing systems constructed for research purposes that do not have a high probability of providing future economic benefits and have no alternative future use. We currently do not capitalize any research and development expenditures.

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

Other income (expense), net

Our other income (expense), net is primarily comprised of change in fair value of warrant liabilities assumed by DPCM as part of the Merger (see Note 9 included in the notes to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 included elsewhere in this Report), gain on investment in marketable securities, government assistance, interest income, net and other miscellaneous income and expense unrelated to our core operations.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Revenue	$1,695	$1,307	$4,778	$3,853
Cost of revenue	654	307	1,858	873
Total gross profit	1,041	1,000	2,920	2,980
Operating expenses:
Research and development	7,507	6,313	21,799	19,268
General and administrative	5,925	2,801	13,566	7,831
Sales and marketing	2,773	1,679	5,982	3,975
Total operating expenses	16,205	10,793	41,347	31,074
Loss from operations	(15,164)	(9,793)	(38,427)	(28,094)
Other income (expense), net:
Interest expense	(1,069)	(205)	(3,588)	(590)
Government assistance	—	4,560	—	9,146
Gain on investment in marketable securities	—	1,164	—	1,164
Change in fair value of warrant liabilities	2,603	—	2,603	—
Lincoln Park Purchase Agreement issuance costs	(629)	—	(629)	—
Other income, net	948	65	1,301	669
Total other income (expense), net	$1,853	$5,584	$(313)	$10,389
Net loss	$(13,311)	$(4,209)	$(38,740)	$(17,705)
Foreign currency translation adjustment, net of tax	56	29	18	40
Net comprehensive loss	$(13,255)	$(4,180)	$(38,722)	$(17,665)

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

Revenue increased $388,000, or 30%, to $1.7 million for the three months ended September 30, 2022 as compared to $1.3 million for the three months ended September 30, 2021. The increase in revenue was primarily driven by an increase in QCaaS revenue of $366,000.

Cost of Revenue

Cost of revenue increased $347,000, or 113%, to $654,000 for the three months ended September 30, 2022 as compared to $307,000 for the three months ended September 30, 2021. The increase in cost of revenue was driven primarily by:

•	An increase in personnel-related costs of $230,000 associated with the growth of our QCaaS revenue, which included an increase of $35,000 of stock-based compensation; and

•	An increase of $180,000 in AWS services; and

•	A decrease of $63,000 related to the cost of wafer fabrication.

Operating Expenses

Research and Development Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(As Restated)
Research and development	$7,507	$6,313	$1,194	19%

Research and development expenses increased by $1.2 million, or 19% to $7.5 million for the three months ended September 30, 2022 compared to $6.3 million for the three months ended September 30, 2021.  The increase in research and development was primarily driven by:

•
An increase of $484,000 associated to the increase in computing resources, R&D supplies and the associated freight and custom fees to support the continued development for various research and development activities;

•	An increase in personnel-related costs of $523,000 due to an increase in headcount and which included an increase of $309,000 of stock-based compensation; and

•
An increase of $187,000 associated with the increase in professional services for various research and development as we continue to develop new products and enhance existing products, services and technologies.

We expect our research and development expenses to increase in absolute dollars as we continue to develop new products and enhance existing products, services, and technologies.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(As Restated)
General and administrative	$5,925	$2,801	$3,124	112%

General and administrative expenses increased $3.1 million, or 112%, to $5.9 million for the three months ended September 30, 2022 as compared to $2.8 million for the three months ended September 30, 2021. The increase was driven primarily by:

•	An increase of $1.3 million in professional services from legal and accounting consultants;

•	An increase of $1.0 million in personnel-related expenses due to an increase of $531,000 in stock-based compensation and increase in headcount;

•	An increase of $630,000 in Directors and Officers and insurance costs; and

•	An increase of $153,000 in other expenses.

We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the NYSE, additional insurance costs, investor relations activities, and other administrative and professional services.

Sales and Marketing Expenses

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(As Restated)
Sales and marketing	$2,773	$1,679	$1,094	65%

Sales and marketing expenses increased $1.1 million, or 65%, to $2.8 million for the three months ended September 30, 2022 as compared to $1.7 million for the three months ended September 30, 2021. The increase was primarily due to:

•	An increase of $889,000 in personnel-related costs due to an increase in headcount and an increase of $681,000 in stock-based compensation;

•	An increase of $108,000 in public relations, conferences and promotion expenses; and

•	An increase of $97,000 in other expenses.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales professional support, and market our QCaaS cloud service offerings to further penetrate the United States and international markets.

Other Income (Expense), net

Interest Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(As Restated)
Interest expense	$1,069	$205	$1,122	547%

Interest expense increased $1.1 million or 547%, to $1.3 million for the three months ended September 30, 2022 as compared to $205,000 for the three months ended September 30, 2021. The increase was primarily due to a higher debt balance in the current period compared to the prior period due to a $15.0 million Venture Loan that became effective on March 3, 2022 and was increased by an additional $5.0 million on June 21, 2022, final payment fee for the Venture Loan of $1.0 million as well as an increase in the principal balance of our government loan.

Other income (expense), net

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Other income, net	$948	$65	$864	421%

Other income (expense) increased $0.9 million or 421%, to $0.9 million for the three months ended September 30, 2022 as compared to $65,000 for the three months ended September 30, 2021.  The increase was largely driven by the net impact of foreign exchange gains and losses.

Government assistance

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Government assistance	$—	$4,560	$(4,560)	(100)%

Government assistance decreased by $4.6 million for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021.  The decrease was driven by the timing of the deemed interest benefit resulting from the SIF loan, which was recognized in the years 2020 and 2021.  See Note 2 included in the notes to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 included elsewhere in this Report for details regarding the government assistance programs.

Lincoln Park Purchase Agreement issuance costs

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(As Restated)
Lincoln Park Purchase Agreement issuance costs	$(629)	$—	$(629)	100%

Lincoln Park Purchase Agreement issuance costs, increased $629,000 or 100%, to $629,000 for the three months ended September 30, 2022 as compared to nil for the three months ended September 30, 2021.  The increase was driven by the Company’s entry into the Purchase Agreement with Lincoln Park as described elsewhere in this Form 10-Q/A.  For the nine months ended September 30, 2022, we incurred $629,000 of issuance costs related to the Purchase Agreement.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

Revenue increased $925,000 or 24%, to $4.8 million for the nine months ended September 30, 2022 as compared to $3.9 million for the nine months ended September 30, 2021, primarily driven by an increase in QCaaS revenue for $842,000 and an increase in professional services for $76,000.

Cost of Revenue

Cost of revenue increased $985,000, or 113%, to $1.9 million for the nine months ended September 30, 2022 as compared to $0.9 million for the nine months ended September 30, 2021. The increase in cost of revenue was primarily driven by:

•	An increase in personnel-related costs of $552,000 associated with the growth of our QCaaS revenue, which included an increase of $56,000 of stock-based compensation;

•	An increase of $167,000 related to software costs;

•	An increase of $107,000 related to the increase of depreciation of customer systems;

•	An increase of $97,000 related to the related to maintenance and repair of customer systems; and

•	An increase of $62,000 related to the increase in travel and other costs.

Operating Expenses

Research and Development Expenses

	Nine Months Ended September 30		Change
	2022	2021	Amount	%
	(As Restated)
Research and development	$21,799	$19,268	$2,531	13%

Research and development expenses increased by $2.5 million, or 13% to $21.8 million for the nine months ended September 30, 2022 compared to $19.3 million for the nine months ended September 30, 2021.  The increase in research and development expenses was primarily driven by:

•	An increase in personnel-related costs of $1.1 million which included an increase of $410,000 in stock based-compensation, and higher salaries due to an increase in headcount;

•
An increase of $521,000 associated to the increase in computing resources, R&D supplies and the associated freight and custom fees to support the continued development for various research and development activities;

•
An increase of $213,000 associated with the increase in professional services for various research and development as we continue to develop new products and enhance existing products, services and technologies;

•	An increase of $869,000 associated with the correction of the SR&ED credits which the Company was not eligible to receive after February 7, 2022; and

•	An increase of $72,000 in other expenses.

The increases above are partially offset by a decrease of $ $278,000 in repayment and maintenance costs.

We expect our research and development expenses to increase in absolute dollars as we continue to develop new products and enhance existing products, services, and technologies.

General and Administrative Expenses

	Nine Months Ended September 30		Change
	2022	2021	Amount	%
	(As Restated)
General and administrative	$13,566	$7,831	$5,735	73%

General and administrative expenses increased $7.8 million, or 73%, to $13.6 million for the nine months ended September 30, 2022 as compared to $7.8 million for the nine months ended September 30, 2021. The increase was primarily driven by:

•	An increase of $3.1 million in personnel-related expenses which included an increase of $1.7 million in stock-based compensation, and higher salaries due to an increase in headcount;

•	An increase of $1.8 million in professional services from legal and accounting consultants;

•	An increase of $667,000 related to increase from Directors and Officers and other insurance costs; and

•	An increase of $185,000 related to an increase in software licensing fees.

We expect our general and administrative expenses to increase in absolute dollars as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and the NYSE, additional insurance costs, investor relations activities, and other administrative and professional services.

Sales and Marketing Expenses

	Nine Months Ended September 30		Change
	2022	2021	Amount	%
	(As Restated)
Sales and marketing	$5,982	$3,975	$2,007	50%

Sales and marketing expenses increased $2.0 million or 50%, to $6.0 million for the nine months ended September 30, 2022 as compared to $4.0 million for the nine months ended September 30, 2021. The increase was primarily due to:

•	An increase of $1.5 million in personnel-related costs which included an increase of $664,000 in stock-based compensation, and higher salaries due to an increase in headcount;

•	An increase of $421,000 in public relations, conferences and promotion expenses; and

•	An increase of $58,000 in other expenses.

We expect our sales and marketing expenses to increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales professional support, and market our QCaaS cloud service offerings to further penetrate the United States and international markets.

Other Income (Expense), net

Interest Expense

	Nine Months Ended September 30		Change
	2022	2021	Amount	%
	(As Restated)
Interest expense	$3,588	$590	$2,998	508%

Interest expense increased $3.0 million or 508%, to $3.9 million for the nine months ended September 30, 2022 as compared to $590,000 for the nine months ended September 30, 2021. The increase was primarily due to our higher debt balance in the current period compared to the prior period due to the $15.0 million Venture Loan that was closed on March 3, 2022 which was subsequently increased by $5.0 million on June 30, 2022, a final payment fee on the Venture Loan of $1.0 million, as well as an increase in the principal balance of our government loan.

Other income (expense), net

	Nine Months Ended September 30		Change
	2022	2021	Amount	%
Other income, net	$1,301	$669	$632	94%

Other income (expense), net increased $0.6 million or 94%, to $1.3 million for the nine months ended September 30, 2022 as compared to $669,000 for the nine months ended September 30, 2021.  The decrease was largely driven by the net impact of foreign exchange gains and losses.

Government assistance

	Nine Months Ended September 30		Change
	2022	2021	Amount	%
Government assistance	$—	$9,146	$(9,146)	(100)%

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

Lincoln Park Purchase Agreement issuance costs

	Nine Months Ended September 30		Change
	2022	2021	Amount	%
	(As Restated)
Lincoln Park Purchase Agreement issuance costs	$(629)	$—	$(629)	100%

Lincoln Park Purchase Agreement issuance costs increased $629,000 or 100%, to $629,000 for the nine months ended September 30, 2022 as compared to nil for the three months ended September 30, 2021.  The increase was driven by the Company’s entry into the Purchase Agreement with Lincoln Park as described elsewhere in this Form 10-Q/A.  For the nine months ended September 30, 2022, we incurred $629,000 of issuance costs related to the Purchase Agreement.

Liquidity and Capital Resources

We have incurred net losses since inception and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of convertible preferred shares, private placements of common stock, revenue from the sale of our products and services, government assistance and the Venture Loan. During the nine months ended September 30, 2022 and 2021, we incurred net losses of $38.7 million and $17.7 million, respectively. We expect to incur additional losses and higher operating expenses in the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. Due to the large number of DPCM stockholders that exercised their redemption rights in connection with the Merger, only approximately $9.0 million of cash from the $300.0 million DPCM trust account became available to us as of the closing of the Merger, which significantly reduced the potential enhancement to our liquidity and capital resources that was sought to be achieved through the Merger. If we are unable to obtain additional financing, operations will be scaled back or discontinued. These conditions give rise to material uncertainties that cast substantial doubt on our ability to continue as a going concern.

In addition, in connection with the Merger, the board of directors of DPCM considered, among other things, internal financial forecasts prepared by, or at the direction of, our management (the “Transaction Forecasts”). None of these projections or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC, U.S. GAAP, IFRS or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of financial forecasts. Neither DPCM’s independent registered public accounting firm nor our independent registered public accounting firm, PricewaterhouseCoopers LLP, have audited, reviewed, examined, compiled nor applied agreed-upon procedures with respect to the unaudited prospective financial information, and accordingly, they do not express an opinion or any other form of assurance with respect thereto. Any projections and forecasts were inherently based on various estimates and assumptions that were subject to the judgment of those preparing them. Projections and forecasts were also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which were difficult or impossible to predict and many of which were beyond our control. With respect to revenue, we do not anticipate meeting the Transaction Forecasts due primarily to (i) the timing of closing the Merger in August 2022, which was later than the assumed closing in June 2022, and (ii) the significant redemptions of DPCM stockholders, which has adversely affected our liquidity position and ability to pursue certain growth opportunities, and which will require us to seek alternative sources of financing as described below.

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditure as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our QCaaS offering and our professional services, we expect to finance our cash needs through public and/or private equity (including sales pursuant to the Purchase Agreement) and/or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, banking collapses, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.

As of September 30, 2022, we have 17,920,898 Warrants outstanding, each Warrant being exercisable for 1.4541326 Common Shares of the Company at an exercise price of $11.50. Whether warrant holders will exercise their Warrants, and therefore the amount of cash proceeds we would receive upon exercise, is dependent upon the trading price of the Common Shares. Therefore, if and when the trading price of the Common Shares is less than approximately $7.91, the effective exercise price of the Warrants per one Common Share, we expect that warrant holders will not exercise their Warrants. We could receive up to an aggregate of approximately $207.0 million if all of the Warrants are exercised in cash, but we would only receive such proceeds if and when the warrant holders exercise the Warrants. The Warrants may not be or remain in the money during the period they are exercisable and prior to their expiration, and the Warrants may not be exercised prior to their maturity on August 5, 2027, even if they are in the money, and as such, the Warrants may expire worthless and we may receive minimal proceeds, if any, from the exercise of Warrants. To the extent that any of the Warrants are exercised on a “cashless basis,” we will not receive any proceeds upon such exercise. As a result, we do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on other sources of cash discussed below to continue to fund our operations. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors—Risks Related to D-Wave Quantum’s Business and Industry” in the Resale Registration Statement.

Venture Loan and Security Agreement

On March 3, 2022, we entered into the Venture Loan, by and between the Borrowers, as defined in the agreement, and PSPIB, as the lender. Under the Venture Loan, term loans in an aggregate principal amount of $25.0 million were made available to the Borrowers in three tranches, subject to certain terms and conditions.

The first tranche in an aggregate principal amount of $15.0 million was advanced on March 3, 2022. The second tranche in an aggregate principal amount of $5.0 million was advanced to D-Wave on June 30, 2022. D-Wave did not draw the third $5.0 million tranche.

The term loans under the Venture Loan bore interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 7.25%, and (ii) 10.5%. Interest on the outstanding advances was accrued monthly and repaid on August 5, 2022.

The Venture Loan incorporated a final payment fee equal to 5.0% of the principal balance of the loans payable upon repayment.

The Venture Loan was secured by a first-priority security interest in substantially all of the Borrower’s assets and contained certain operational covenants. The Borrowers remained in compliance with all covenants under the Venture Loan for the term of the Venture Loan.

On August 5, 2022, the Company repaid the amount of principal outstanding under the Venture Loan as well as accrued interest and the final fee that in the aggregate totaled $21.8 million.

Term Loan and Security Agreement

On April 13, 2023, we entered into the Term Loan and Security Agreement, by and between us and PSIPB Unitas Investment II Inc., (“PSPIB” or the “Lender”), as the lender (the “Term Loan”). Under the Term Loan, loans in aggregate principal amount of $50.0 million are to be made available to us in three tranches, subject certain terms and conditions.

The first tranche, in an aggregate principal amount of $15.0 million was advanced on April 14, 2023 with second and third tranches, of $15.0 million and $20.0 million respectively, to be made available to us subject to certain conditions. Prior to PSPIB’s advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors’ retention of an advisor. The second tranche, that shall be available to us as of July 12, 2023, is subject to us providing the Lender with an IP valuation report, a board-approved operating budget for 2023 through 2027, and SIF’s consent to the grant of security interests in the Project IP associated with the SIF Loan. The third tranche, that shall be available to us as of October 10, 2023, is subject to us closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, providing the Lender with an IP valuation report, and a board-approved operating budget for 2023 through 2027. Each tranche is subject to a 2.0% drawdown fee and the Term Loan matures on March 31, 2027. The initial tranche of $15.0 million provides us with a two month cash runway.

At our discretion, the Term Loan bears interest on a monthly basis at either (i) 10% payable in cash, or (ii) 11% payable in kind (PIK), with the latter added to the principal value of the Term Loan.

The Term Loan requires that any proceeds from the issuance of Common Stock under the LPC Purchase Agreement be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10% of the amount then prepaid to the Lender.

Upon the repayment or prepayment of the Term Loan, there is a prepayment premium due to the Lender that is equal to 3.0% of the amount repaid / prepaid prior to the first anniversary of the closing of the Term Loan,  2.0% of the amount repaid / prepaid after the first anniversary and before the second anniversary of the closing of the Term Loan, 1.0% of the amount repaid / prepaid after the second anniversary and before the third anniversary of the closing of the Term Loan and no prepayment premium due thereafter.

The Term Loan is secured by a first-priority security interest in substantially all of our assets and contains certain operational and financial covenants and terminates in March 2027.

Lincoln Park Purchase Agreement

Between October 1, 2022 and December 31, 2022 the Company received $4.2 million in proceeds through the issuance of 1,878,806 Common Shares to Lincoln Park under the Purchase Agreement, excluding the commitment shares. Between January 1, 2023 and February 10, 2023, the Company received $15.7 million in proceeds through the issuance of 13,239,654 Common Shares to Lincoln Park under the Purchase Agreement.

To the extent that sufficient capital is not obtained through the cash received in connection with the Term Loan and the issuance of Common Shares under the LPC Purchase Agreement, management will be required to obtain additional capital through the issuance of additional debt and/or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to the currently outstanding Common Shares. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders. If D-Wave is unable to obtain additional financing, operations will be scaled back or discontinued.

Cash Flows

The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended Sept 30,
	2022	2021
	(As Restated)
Net cash (used in) provided by:
Operating Activities	$(34,270)	$(27,615)
Investing Activities	(316)	(1,707)
Financing Activities	38,967	15,990
Effect of exchange rate changes on cash and cash equivalents	(31)	42
Net (decrease) increase in cash and cash equivalents	$4,281	$(13,290)

Cash Flows Used in Operating Activities

Our cash flows from operating activities are significantly affected by the growth of our business, and are primarily related to research and development, sales and marketing, and general and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable, accounts receivable and other current assets and liabilities.

Net cash used in operating activities during the nine months ended September 30, 2022 was $34.3 million, resulting primarily from a net loss of $38.7 million, adjusted for non-cash charges of $1.6 million in depreciation and amortization, including amortization of operating right of use assets, $3.4 million in stock-based compensation, $629,000 in non-cash Lincoln Park Purchase Agreement issuance costs, $1.8 million in interest expense on the Venture Loan, $2.6 million in change in fair value of public and private warrants, $1.6 million in interest on government loans, $0.3 million of other non-cash charges, and $1.1 million in working capital adjustments.

Net cash used in operating activities during the nine months ended September 30, 2021 was $27.6 million, resulting primarily from a net loss of $17.7 million, adjusted for non-cash charges of $1.9 million in depreciation and amortization including amortization of operating right of use assets, $0.6 million in stock-based compensation, $9.1 million in grant income for investment tax credit and incentives received related to prior period eligible expenses, $1.2 million in gain on D-Wave Systems’ marketable securities, $0.6 million in interest on government loans, $0.5 million of other non-cash charges and $2.1 million in working capital adjustments.

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

Cash Flows Provided by Financing activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $39.0 million, primarily reflecting proceeds from the PIPE investment for $40.0 million netted against the repayment of the Venture Loan entered into March 3, 2022 and repaid on August 5, 2022 for $21.8 million (including the proceeds from the Venture Loan for $20.0 million and $1.8 million related accrued interest and a final payment fee), and  the payment of the D-Wave Systems transaction costs for $6.5 million; proceeds from the Merger, net of DPCM Class A shareholders redemption and DPCM transactions costs for $4.1 million; net proceeds received from government programs (SIF) for $2.7 million, proceeds received from issuance of D-Wave Systems common shares upon exercise of stock options for $0.1 million; proceeds received from the issuance of Common Shares upon exercise of the DPCM public warrants for $0.9 million; payment of Directors and Officers Insurance for $0.9 million; and proceeds from promissory note for $0.4 million.

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

Contractual Obligations and Commitments

The following table summarizes our non-cancellable contractual obligations and other commitments as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flow for future periods (in thousands):

	Payments due by period (2)
	Total	Less than 1 year	1 - 3 year	4 - 5 year	More than 5 years
Lease commitment (1)	$16,356	$1,687	$2,563	$2,458	$9,648
Total	$16,356	$1,687	$2,563	$2,458	$9,648

(1)	Includes operating lease liabilities for certain of our offices and facilities.

(2)	Excludes the Venture Loan entered into on March 3, 2022 by and between the Borrowers, and PSPIB, as the lender has since been repaid.

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

Our significant accounting policies are described in more detail in Note 2 included in the notes to our unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2022 included elsewhere in this Report. We believe that the accounting policies discussed in Note 2 are critical to understanding our historical and future performance as these policies involved a greater degree of judgment and complexity.

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

Credit risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable.  We maintain cash with major and reputable financial institutions.  Deposits held with the financial institutions may exceed the amount of insurance provided by the Canadian Deposit Insurance Corporation on such deposits but may be redeemed upon demand.  We perform periodic evaluations of the relative credit standing of financial institutions.  With respect to accounts receivable, we monitor the credit quality of our customers as well as maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.

Concentration risk

Agreements which potentially subject the Company to concentration risk consist principally of three customer agreements for the three month and nine-month periods ended September 30, 2022, respectively.  During the three-month period ended September 30, 2022, the Company earned 15%, 11% and 10% of its total revenue from three customers.  During the three-month period ended September 30, 2021, the Company earned 15% and 11% of its total revenue from two customers. During the nine-month period ended September 30, 2022, the Company earned 13% of its total revenue from two different customers.  During the nine-month period ended September 30, 2021, the Company earned 13% and 12% of its total revenue from two customers.

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

Material Weakness

Prior to the completion of the Merger on August 5, 2022, we were a private company with limited accounting personnel to adequately execute our accounting processes to address our internal control over financial reporting. In connection with the preparation and audit of financial statements of D-Wave Systems Inc. as of and for the fiscal years ended December 31, 2022 and 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, a material weakness was identified in D-Wave’s control environment related to D-Wave’s financial statement close process: we lack sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and we lack adequate accounting personnel to perform sufficient review over certain areas including non-routine revenue transactions, equity, government assistance, merger accounting, taxes, deferred revenue, accounts receivable, stock-based compensation, prepaid expenses, lease accounting, financial statement disclosures, and classification within the consolidated statements of cash flow, which resulted in a number of material year end audit adjustments made prior to the issuance of the financial statements of D-Wave for the years ended December 31, 2021 and December 31, 2020 and the three and nine months ended September 30, 2022 and September 30, 2021.

This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 that were restated on this Form 10-Q/A (the "Restatement").

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

The material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.  We are continuing to work on the implementation of our remediation plan, following which we will continue to test such controls over time.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation to address the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three and nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Factors that could cause our actual results to differ materially from those results in this report are any of the risks described in the Resale Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of the Original Filing, there have been no material changes to the risk factors applicable to D-Wave and its business previously disclosed in the Resale Registration Statement. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Concurrently with the execution of the Transaction Agreement, we entered into separate subscription agreements with the PIPE Investors, pursuant to which the PIPE Investors committed to purchase a number of Common Shares equal to the aggregate purchase price for all Common Shares subscribed for by each PIPE Investor, divided by $10.00 and multiplied by the Exchange Ratio, for an aggregate purchase price of $40.0 million. On August 5, 2022, 5,816,528 Common Shares were issued to the PIPE Investors in the PIPE Investment, which closed substantially concurrently with the Merger.

Pursuant to the Purchase Agreement with Lincoln Park, we agreed to pay Lincoln Park an aggregate commitment fee equal to $2,625,000 (the “Commitment Fee”). We paid the Commitment Fee entirely in Common Shares, in two tranches consisting of 127,180 and 254,360 Common Shares issued on August 5, 2022 and August 25, 2022, respectively.

Such Common Shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Pursuant to the Arrangement which became effective in connection with the Merger, each outstanding share of D-Wave Systems was automatically converted into and exchanged for the right to receive a number of Common Shares or Exchangeable Shares immediately following the consummation of the Merger (the “Consideration Shares”). Such Consideration Shares were issued pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The documents listed below are incorporated by reference or are filed with this Form 10-Q/A, in each case as indicated therein (numbered in accordance pursuant to Item 601 of Regulation S-K).

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
#      The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q/A are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D-Wave Quantum Inc.

April 18, 2023	By:	/s/ Alan Baratz
Alan Baratz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)