Form 10-Q
period 2023-03-31
D-Wave Quantum Inc.
filed 2023-05-19
CIK 1907982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 17, 2023, the registrant had 80,600,419 shares of common stock at par value $0.0001 outstanding. In addition, there were 46,573,135 exchangeable shares outstanding as of May 17, 2023, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference may constitute “forward-looking statements” for purposes of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended. Unless otherwise indicated or the context otherwise requires, all references in this Report to the terms “D-Wave” and the “Company” refer to D-Wave Quantum Inc., together with its subsidiaries. Our forward-looking statements include, but are not limited to, statements regarding D-Wave and D-Wave’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe”, “may”, “will”, “could”, “would”, “should”, “expect”, “intend”, “plan”, “anticipate”, “trend”, “believe”, “estimate”, “predict”, “project”, “potential”, “seem”. “seek”, “future”, “outlook”, “forecast”, “projection”, “continue”, “ongoing”, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Forward-looking statements in this Report may include, for example, statements about:

•the expected benefits of the Merger (as defined below);
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
•developments and projections relating to D-Wave’s products, competitors and industry;
•the impact of the current economic environment due to inflation, increased interest rates, Ukraine/Russia conflict, and any evolutions thereof, on D-Wave’s business and the actions D-Wave may take in response thereto;
•D-Wave’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, as amended (the "JOBS Act");
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
•D-Wave’s ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition and the ability of D-Wave to grow and achieve and maintain profitability following the Merger;
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
•the effect of the current economic environment due to inflation, increased interest rates, Ukraine/Russia conflict, geopolitical events, natural disasters, wars, terrorist acts or a combination of these factors on D-Wave’s business and the economy in general;
•the ability of D-Wave to execute its business model, including market acceptance of its planned products and services;
•D-Wave’s ability to raise capital, including under the Purchase Agreement (as defined below) with Lincoln Park Capital Fund LLC ("Lincoln Park");
•D-Wave's ability to obtain funds under the Term Loan (as defined below);
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

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands of U.S. dollars, except share and per share data)	2023	2022
Assets
Current assets:
Cash	$8,988	$7,065
Trade accounts receivable, net	542	757
Inventories	2,240	2,196
Prepaid expenses and other current assets	3,142	3,907
Total current assets	$14,912	$13,925
Property and equipment, net	2,041	2,294
Operating lease right-of-use assets	8,927	9,133
Intangible assets, net	228	244
Other noncurrent assets	1,351	1,351
Total assets	$27,459	$26,947
Liabilities and stockholders' (deficit) equity
Current liabilities:
Trade accounts payable	5,608	3,756
Accrued expenses and other current liabilities	9,859	8,640
Loans payable, current	790	1,671
Deferred revenue, current	1,827	1,781
Total current liabilities	18,084	15,848
Warrant liabilities	1,254	1,892
Operating lease liabilities, net of current portion	7,165	7,301
Loans payable, noncurrent	8,260	7,811
Deferred revenue, noncurrent	9	9
Total liabilities	$34,772	$32,861
Commitments and contingencies (Note 11)
Stockholders' (deficit) equity:
Common stock par value $0.0001 per share; 675,000,000 shares authorized at March 31, 2023 and December 31, 2022; 127,173,552 shares and 113,335,530 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	12	11
Additional paid-in capital	404,501	381,274
Accumulated deficit	(401,405)	(376,797)
Accumulated other comprehensive loss	(10,421)	(10,402)
Total stockholders' (deficit) equity	$(7,313)	$(5,914)
Total liabilities and stockholders’ equity	$27,459	$26,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended March 31,
(In thousands, except share and per share data)	2023	2022
Revenue	$1,583	$1,713
Cost of revenue	1,162	616
Total gross profit	421	1,097
Operating expenses:
Research and development	10,915	6,802
General and administrative	11,296	3,646
Sales and marketing	2,900	1,600
Total operating expenses	25,111	12,048
Loss from operations	(24,690)	(10,951)
Other income (expense), net:
Interest expense	(454)	(525)
Change in fair value of warrant liabilities	638	—
Other income (expense), net	(102)	(181)
Total other income (expense), net	82	(706)
Net loss	$(24,608)	$(11,657)
Net loss per share, basic and diluted	$(0.20)	$(0.09)
Weighted-average shares * used in computing net loss per share, basic and diluted	123,144,097	125,385,841
Comprehensive loss:
Net loss	$(24,608)	$(11,657)
Foreign currency translation adjustment, net of tax	(19)	(70)
Net comprehensive loss	$(24,627)	$(11,727)
* Weighted-average shares for the three months ended March 31, 2022 have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ (Deficit) Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2021	137,765,828	$189,881	3,166,949	$2,610	$146,240	$(325,268)	$(10,443)	$3,020
Retroactive application of Merger	(15,201,495)	—	(349,451)	(2,610)	2,610	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,817,498	—	148,850	(325,268)	(10,443)	3,020
Old D-Wave exercise of stock options	—	—	8,768	—	7	—	—	7
Old D-Wave stock-based compensation	—	—	—	—	783	—	—	783
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(70)	(70)
Net loss	—	—	—	—	—	(11,657)	—	(11,657)
Balances at March 31, 2022	122,564,333	$189,881	2,826,266	$—	$149,640	$(336,925)	$(10,513)	$(7,917)
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ Equity
	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
Balances at December 31, 2022	113,335,530	$11	$381,274	$(376,797)	$(10,402)	$(5,914)
Exercise of stock options	598,368	—	546	—	—	546
Issuance of common stock in connection with the Purchase Agreement	13,239,654	1	15,682	—	—	15,683
Stock-based compensation	—	—	6,755	—	—	6,755
Short swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(19)	(19)
Net loss	—	—	—	(24,608)	—	(24,608)
Balances at March 31, 2023	127,173,552	$12	$404,501	$(401,405)	$(10,421)	$(7,313)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of cash flows
(Unaudited)

	Three months ended March 31, 2023
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(24,608)	$(11,657)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	339	412
Stock-based compensation	6,755	783
Amortization of operating right of use assets	206	227
Non-cash interest expense	437	525
Change in fair value of Warrant liabilities	(638)	—
Other non-cash activities	44	527
Change in operating assets and liabilities:
Trade accounts receivable	215	(321)
Inventories	(59)	(205)
Prepaid expenses and other current assets	767	(1,952)
Trade accounts payable	1,858	(395)
Accrued expenses and other current liabilities	1,214	2,936
Deferred revenue	46	(163)
Operating lease liabilities, net of current portion	(150)	(226)
Net cash used in operating activities	$(13,574)	$(9,509)
Cash flows from investing activities:
Purchase of property and equipment	(64)	(123)
Purchase of software	(12)	(21)
Net cash used in investing activities	$(76)	$(144)
Cash flows from financing activities:
Proceeds from Lincoln Park Purchase Agreement	15,683	—
Proceeds from government assistance	—	3,178
Proceeds from issuance of common stock upon exercise of stock options	546	7
Proceeds from debt financing	—	14,700
Debt payments	(881)	(13)
Short swing profit settlement	244	—
Net cash provided by financing activities	$15,592	$17,872
Effect of exchange rate changes on cash and cash equivalents	(19)	(41)
Net (decrease) increase in cash and cash equivalents	1,923	8,178
Cash and cash equivalents at beginning of period	$7,065	$9,483
Cash and cash equivalents at end of period	$8,988	$17,661
Supplemental disclosure of noncash investing and financial activities:
Unpaid deferred costs	$—	$3,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of business

D-Wave Quantum Inc. ("D-Wave" or the “Company”) was incorporated under the General Corporation Law of the State of the Delaware on January 24, 2022. The Company was formed for the purpose of effecting a merger between DPCM Capital, Inc. (“DPCM”), D-Wave Systems Inc. (“D-Wave Systems”), and certain other affiliated entities through a series of transactions (the “Merger”) pursuant to the definitive agreement entered into on February 7, 2022 (the “Transaction Agreement”). On August 5, 2022, in conjunction with the Merger, DPCM and D-Wave Systems became wholly-owned subsidiaries of, and are operated by, the Company. Upon the completion of the Merger, the Company succeeded to all of the operations of its predecessor, D-Wave Systems.
D-Wave is a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to its superconducting quantum computer systems and integrated software environment through its cloud service, LeapTM. Historically, the Company has developed its own annealing superconducting quantum computer and associated software, and its current generation quantum system is the AdvantageTM system.
D-Wave has three operating facilities, which it leases, in North America. These facilities are located in Burnaby, British Columbia, Richmond, British Columbia, and Palo Alto, California.
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements at that date, but certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company's annual audited consolidated financial statements.
Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission ("SEC"). In the opinion of the Company, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the consolidated statement of operations and comprehensive loss, balance sheet, and cash flows. Interim results should not be regarded as indicative of results that may be expected for any other period or the entire year.
The interim condensed consolidated financial statements included herein have been prepared on the same basis as the audited annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K as of and for the year ended December 31, 2022 filed with the SEC.
The condensed consolidated statement of operations and comprehensive loss for the three month periods ended March 31, 2023 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023 or thereafter. All references to March 31, 2023 and 2022 in the notes to condensed consolidated financial statements are unaudited.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements upon consolidation.
Revision of previously issued financial statements
In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2022, the Company’s management identified certain misstatements attributable to the following:

i) an understatement of reported research and development expenses for $0.3 million with respect to the Company losing the ability to receive Scientific Research and Experimental Development credits subsequently to signing the Transaction Agreement on February 7, 2022; and
ii) an overstatement of non-cash interest expense for $0.3 million with respect to the Company identifying certain errors in the SIF Loan (as defined below) repayment calculation model.
There was no material impact to net loss, hence there was no impact to the net loss per share, for the three months ended March 31, 2022.
Liquidity and going concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2023, the Company had an accumulated deficit of $401.4 million. For the three months ended March 31, 2023 and 2022, the Company incurred a net loss of $24.6 million and $11.7 million respectively and the Company had net cash outflows from operating activities of $13.6 million and $9.5 million, respectively. As of March 31, 2023, the Company had $9.0 million of cash and working capital (current assets less current liabilities) deficit of $3.2 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
On April 13, 2023, the Company entered into the Term Loan and Security Agreement (the "Term Loan"), by and between the Company and PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party of the Company, with an aggregate principal amount of $50.0 million to be made available to the Company, as defined in the Term Loan and Security Agreement, in three tranches. The first tranche, in an aggregate principal amount of $15.0 million, was advanced to the Company on April 14, 2023, with the second and third tranches, of $15.0 million and $20.0 million, respectively, to be made available to the Company subject to certain conditions. Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The second tranche, that shall be available to the Company as of July 12, 2023, is subject to the Company providing the Lender with an IP valuation report, a board-approved operating budget for 2023 through 2027, and SIF’s consent to the grant of security interests in D-Wave's project intellectual property associated with the SIF Loan. The third tranche, that shall be available to the Company as of October 10, 2023, is subject to the Company closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, and the IP valuation report and board-approved operating budget for 2023 through 2027 remaining satisfactory to the Lender. Each tranche is subject to a 2.0% drawdown fee and the Term Loan matures on March 31, 2027. The initial $15.0 million tranche is expected to provide the Company with sufficient cash runway until the second $15.0 million tranche, assuming it is received when available on July 12, 2023. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the second and third tranches.
At the discretion of the Company, the Term Loan bears interest on a monthly basis at either (i) 10% payable in cash, or (ii) 11% payable in kind ('PIK'), with the latter added to the principal value of the Term Loan.
Upon the repayment or prepayment of the Term Loan, there is a prepayment premium due the Lender that is equal to 3.0% of the amount repaid / prepaid prior to the first anniversary of the closing of the Term Loan, 2.0% of the amount repaid / prepaid after the first anniversary and before the second anniversary of the closing of the Term Loan, 1.0% of the amount repaid / prepaid after the second anniversary and before the third anniversary of the closing of the Term Loan and no prepayment premium due thereafter. The Term Loan requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10% of the amount then prepaid to the Lender.
The Term Loan is secured by a first-priority security interest in substantially all of the Company’s assets and contains certain operational and financial covenants.
In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 (the "Purchase Agreement" or the "Lincoln Park Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share (the "Common Shares") through June 15, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at which the Company may not sell to Lincoln Park any Common Shares. For the three months ended March 31, 2023, the Company has received $15.7 million in proceeds through the issuance of 13,239,654 Common Shares to Lincoln Park under the Purchase Agreement. On February 13, 2023, the Company filed an S-1 registration statement with the SEC to register an additional 35.0 million shares of Common Shares under the Purchase Agreement with Lincoln Park. Since February 13, 2023, the Company's share price has been below the floor price of $1.00 and the Company may not sell shares to Lincoln Park. There is no assurance when the Company might be able to make sales to Lincoln Park in the future.
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
The Company is not currently in compliance with, and may be unable to regain and/or maintain compliance with, certain continued listing standards of the New York Stock Exchange ("NYSE"). If the Company is unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if the Company fails to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of the Company’s common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, the Company’s common stock and its ability to raise capital.
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

Use of estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
The Company’s accounting estimates and assumptions may change over time in response to risks and uncertainties, including uncertainty in the current economic environment due to inflation, increased interest rates, Ukraine/Russia conflict, and any evolutions thereof. The change could be material in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstances that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.
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
The Company carries its marketable investments at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments by the same issuer, as they represent investments in privately held companies for which there are no quoted market prices. As of March 31, 2023 and December 31, 2022, the carrying values of the Company's marketable investments were $1.2 million, respectively, and were reported in other noncurrent assets in the consolidated balance sheets.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	March 31, 2023
Liabilities:
Warrant Liabilities – Public Warrants	1	$694
Warrant Liabilities – Private Placement Warrants	2	$560

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
As of March 31, 2023, the liabilities for the Warrants were calculated by multiplying the quoted market price per DPCM Public Warrant of $0.07 by the 17,916,609 Warrants outstanding (see Note 8).
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
Government assistance
The Company receives various forms of government assistance including (i) government grants (ii) investment credits, and (iii) government loans, for research and development initiatives from Canadian government agencies.
During the three months ended March 31, 2023 and 2022, the Company recorded a Scientific Research and Experimental Development (“SR&ED”) investment tax credit of nil and $0.4 million, respectively, as an offset to its research and development expenses in its condensed consolidated statements of operations and comprehensive loss. Upon entering into the Transaction Agreement on February 7, 2022, the Company is no longer a Canadian Controlled Private Corporation. As a result, beginning February 7, 2022, Scientific Research and Development investment tax credits can be applied to reduce income taxes payable to the Canadian government. Any investment tax credits that are not realized will be reflected as investment tax credit carryforwards.
Recent accounting pronouncements issued and adopted
No recently issued accounting pronouncements that the Company has adopted have had a material effect on the Company's results of operations, cash flows or financial condition.

Recent accounting pronouncements not yet adopted
No other recently issued accounting pronouncements or effective during 2023 had, or are expected to have, a material impact on the Company’s results of operations, cash flows or financial condition.
3. Merger
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
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three months ended March 31,
	2023	2022
Type of products or services
QCaaS	$1,168	$1,384
Professional services	406	309
Other revenue	9	20
Total revenue, net	$1,583	$1,713
Timing of revenue recognition
Revenue recognized over the time	$1,542	$1,662
Revenue recognized at a point in time	41	51
Total revenue, net	$1,583	$1,713
Other revenue includes printed circuit board sales.
The following table presents a summary of revenue by geography for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
United States	$247	$777
Japan	308	434
Germany	288	263
United Kingdom	231	—
Other	509	239
Total revenue	$1,583	$1,713
"Other" includes rest of Europe, the Middle East, Africa, Asia, Canada and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. The Company has not had any sales in China, Russia or Ukraine.
Significant customers
The Company had significant customers during the three months ended March 31, 2023 and 2022. A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the year end.
The tables below present the significant customers on a percentage of total revenue basis for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022
Customer A	15%	14%
Customer B	13%	13%
As of March 31, 2023 and 2022, there were three and one significant customers that comprised ten percent or more of outstanding accounts receivable balances, respectively.
All revenues derived from major customers above are located in Germany and Europe during the three month period ended March 31, 2023 and the United States and Germany during the three month period ended March 31, 2022.

Contract balances
The following table provides information about account receivable, contract assets and liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Contract assets:
Trade account receivable	$542	$757
Unbilled receivables, included in 'Prepaid expenses and other current assets'	59	58
Total contract assets	601	815
Contract liabilities:
Deferred revenue, current	1,827	1,781
Deferred revenue, noncurrent	9	9
Customer deposit, included in 'Accrued expenses and other current liabilities'	45	45
Total contract liabilities	$1,881	$1,835
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Balance at beginning of period	$1,790	$2,719
Deferral of revenue	1,166	5,325
Recognition of deferred revenue	(1,120)	(6,254)
Balance at end of period	$1,836	$1,790
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
As of March 31, 2023, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $1.8 million. This amount included deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 99% is expected to be recognized to revenue in the next 12 months.
As of December 31, 2022, the aggregate amount of remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $1.8 million which included deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 99% was expected to be recognized to revenue in the next 12 months.

5.    Balance sheet details
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued expenses:
Accrued transaction costs	$—	$2,459
Accrued professional services	2,243	1,858
Accrued compensation and related benefits	2,392	1,641
Other accruals	211	233
Other current liabilities:
Other payroll expenses	$605	$451
Customer deposit	45	45
Current portion of operating lease liabilities	1,484	1,533
Promissory note, related party (Refer to Note 9 - Related party)	420	420
Transaction costs	2,459	—
Total accrued expenses and other current liabilities	$9,859	$8,640
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses:
Prepaid services	$348	$391
Prepaid software	403	559
Prepaid rent	160	96
Prepaid commissions	223	268
Prepaid insurance	871	697
Other	128	89
Other current assets:
Directors and Officers insurance	$580	$1,449
Unbilled receivables	59	58
Security deposits	42	36
Receivable research incentives	328	264
Total prepaid expenses and other current assets	$3,142	$3,907
6.    Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Quantum computer systems	$13,712	$13,714
Lab equipment	6,686	6,666
Computer equipment	3,583	3,545
Leasehold improvements	1,075	1,075
Furniture and fixtures	319	319
Construction-in-progress	86	86
Total property and equipment	25,461	25,405
Less: Accumulated depreciation	(23,420)	(23,111)
Property and equipment, net	$2,041	$2,294

Depreciation expense for the three month period ended March 31, 2023 and 2022 was $0.3 million and $0.3 million, respectively. The Company has not acquired any property and equipment under capital leases.
As of March 31, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, amounting to $11.0 million and $11.4 million, respectively, are located in North America, principally in Canada.
7.    Loans payable
As of March 31, 2023 and December 31, 2022 loans payable consisted of the refundable government loans. The following table shows the component of loans payable (in thousands):

	March 31,	December 31,
	2023	2022
Loan payable, beginning of period	$28,941	$29,844
Financing of Directors and Officers Insurance	—	2,893
Venture Loan	—	20,000
Payments*	(881)	(1,893)
Interest and final fee on Venture Loan	—	1,808
Repayment of the Venture Loan	—	(21,808)
Foreign exchange (gain) loss	46	(1,903)
Loan payable, end of period	$28,106	$28,941
Discount, beginning of period	$(19,459)	$(17,391)
Interest expense	437	2,483
Non-cash interest income from SIF	—	(5,673)
Foreign exchange (gain) loss	(34)	1,122
Total discount, end of period	$(19,056)	$(19,459)

Total loans payable, end of period	$9,050	$9,482
Short-term portion	790	1,671
Long-term portion	8,260	7,811
Total loans payable	$9,050	$9,482
*For the three months ended March 31, 2023, the Company paid $0.9 million for Directors and Officers Insurance. For the year ended December 31, 2022, the Company paid $1.5 million for Directors and Officers Insurance and $0.4 million for the repayment of the Technology Partnerships Canada loan.

SIF Loan
On November 20, 2020, the Company entered into an agreement (the "SIF Loan") with the Strategic Innovation Fund ("SIF"), whereby SIF agreed to make a repayable contribution to the Company of up to C$40.0 million (the "Contribution”). Funds from the SIF Loan are to be used for projects involving the adaption of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.
The annual repayment of the Contribution is calculated based upon a formula using the Company’s fiscal year revenue multiplied by a repayment rate. The contractual repayment period is 15 years and commences in the first year in which the Company reports annual revenue of $70.0 million (the “Benchmark Year”). In each of those years, an annual repayment amount is due. Each annual repayment must be paid by April 30 of the year following the year for which the annual repayment due will be calculated. If the Benchmark Year is not achieved within 14 years following the fiscal year in which the project is completed, the SIF Loan is forgiven. The SIF Loan is initially recorded at fair value, and subsequently at amortized cost. As the Contribution is interest free, the difference between the carrying value and initial fair value is recorded as government assistance on the consolidated statement of operations and comprehensive loss.
The initial fair value of the SIF Loan is determined by using a discounted cash flow analysis for the loan, which requires a number of assumptions. The significant assumptions used in determining the discounted cash flows include estimating the amount and timing of future revenue for the Company and the appropriate discount rate. In determining the appropriate discount rates, the Company considered the weighted average cost of capital for the Company, risk adjusted based on the development risks of the Company’s product. Management used a discount rate of 26% to discount the SIF Loan. Should projected revenue not be achieved as predicted, the adjustment to the fair value of the SIF Loan could be material. At March 31, 2023, the carrying value of the loan approximates its fair value.
Repayments of the SIF contributions could also be triggered upon default of the agreement, or termination of the agreement, or upon a change of control that has not been approved by the Canadian government. The Canadian government approved the transaction with DPCM conditionally on May 9, 2022, with all conditions being satisfied on the closing date of the Merger.
8.    Warrant liabilities
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants and 8,000,000 DPCM private warrants. During the three months ended March 31, 2023, no DPCM public or private warrants were exercised.
As of March 31, 2023, the Company has 17,916,609 Warrants outstanding. As part of the Merger, as described in Note 3 - Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
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

9.    Related party
Promissory notes
In 2022, DPCM and one of its affiliates entered into two unsecured promissory notes of up to $1.0 million each with the Sponsor (the "DPCM Notes"). The purpose of the DPCM Notes was to provide DPCM with additional working capital. All amounts drawn on the DPCM Notes were provided directly to DPCM. The DPCM Notes are not convertible and bear no interest. The principal balance of the DPCM Notes was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective. As of March 31, 2023, a total of $0.4 million has been drawn on the DPCM Notes.
In connection with the Merger, the DPCM Notes were assumed by the Company and were amended and restated effective December 31, 2022. The amended and restated notes have identical terms as the DPCM Notes except that the Company must pay the principal balance in equal installments on December 31, 2022, March 31, 2023, and June 30, 2023.
In February 2023, these DPCM Notes were further amended and restated such that the Company must pay the principal balance in equal installments, the first of which was paid on April 30, 2023, and the remaining to be paid on June 30, 2023, August 31, 2023 and October 31, 2023.
The execution of the amended and restated DPCM Notes are related party transactions as these notes are payable to affiliates of the Company.
Short swing profit settlement
For the three months ended March 31, 2023, the Company recorded approximately $0.2 million related to the short swing profit settlement remitted by a shareholder of the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in-capital in the condensed consolidated balance sheets as of March 31, 2023, and in the condensed consolidated statements of stockholder's (deficit) equity, as well as in cash provided by financial activities in the condensed consolidated statement of cash flows, for the three months ended March 31, 2023.
10.    Stock-based compensation
For the three months ended March 31, 2023 and 2022, stock-based compensation is associated with stock options, restricted stock units ("RSUs"), and the Company's Employee Stock Purchase Plan ("ESPP").
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options outstanding	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Balance as of December 31, 2022	15,387,546	$1.76	7.12	$8,763
Granted	—	—
Exercised	(672,583)	0.81		40
Forfeited	(45,731)	1.14
Expired	(26,821)	0.81
Balance as of March 31, 2023	14,642,411	$1.72	7.45
Options exercisable as of March 31, 2023	11,919,869	$1.02	6.67
Options unvested as of March 31, 2023	3,544,841	$3.84	8.75
The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Common Shares for those stock options that had exercise prices lower than the fair value of the Common Shares.
As of March 31, 2023, total unrecognized compensation cost related to unvested stock option grants was approximately $6.4 million. This amount is expected to be recognized over a weighted average period of approximately 1.18 years.
The total fair values of the stock options vested during the three months ended March 31, 2023 and 2022 was $1.2 million and $0.5 million respectively.

Restricted stock unit awards
On January 5, 2023 and March 27, 2023, the Company granted 143,000 and 3,349,520 RSUs to certain of its employees, respectively, under the 2022 Plan. The RSUs granted are subject to a service condition, and the RSUs will vest 25% on the first anniversary of the grant date, and then 6.25% each quarter subsequent to the first anniversary for twelve quarters. There were no RSUs granted during the three months ended March 31, 2022.
The following table summarizes the RSU activity and related information under the 2022 Plan:

	Number of Outstanding	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2022	8,143,304	$5.69
Granted	3,492,520	0.54
Forfeited	(130,619)	—
Vested	—	—
Unvested as of March 31, 2023	11,505,205	$4.11
Expected to vest as of March 31, 2023	10,644,546	$4.15
For the three months ended March 31, 2023, the weighted-average grant-date fair value of RSUs granted was $0.54. There were no RSUs vested during the three months ended March 31, 2023. As of March 31, 2023, the unrecognized stock-based compensation cost related to the RSUs was $36.8 million, which is expected to be recognized over a weighted-average period of 2.85 years.
Employment Stock Purchase Plan
In August 2022, the Company established the 2022 ESPP. The maximum number of shares of common stock that may be issued under the ESPP was initially 8,036,455. The number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2023 and each January 1 thereafter ending on January 1, 2032, by the lesser of (i) 1,607,291 shares of common stock, or (ii) 1.0% of the aggregate number of (i) shares of common stock outstanding and (ii) securities convertible into or exercisable for shares of common stock (whether vested or unvested) outstanding on December 31 of the preceding calendar year. stock. As of March 31, 2023, the number of shares of common stock that may be issued under the ESPP is 8,036,455. As of March 31, 2023, no shares of common stock have been issued under the ESPP.
During the three months ended March 31, 2023, the Company recorded stock-based compensation expense related to the ESPP of $0.1 million. Of the total stock-based compensation expense recognized for the three months ended March 31, 2023, $5 thousand was classified as cost of revenue, $21 thousand was classified as general and administrative, $4 thousand was classified as sales and marketing, and $0.1 million was classified as research and development within the consolidated statements of operations and comprehensive loss.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cost of revenue	$377	$32
Research and development	2,760	60
General and administrative	3,294	629
Sales and marketing	324	62
Total stock-based compensation	$6,755	$783
11.    Commitments and contingencies
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract, pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “ Warrant Preferred Shares”), subject to certain vesting requirements. As the warrant was issued in connection with an existing commercial agreement with a customer, the value of the warrant was determined to be consideration payable to the customer and consequently will be treated as a reduction to revenue recognized under the corresponding revenue arrangement. Approximately 40% of the previously issued warrants had vested and became immediately exercisable on August 13, 2020. The remaining Warrant Preferred Shares will vest and become exercisable upon satisfaction of certain milestones based on revenue generated under the commercial agreement with the customer, to the extent certain prepayments are made by the customer.
As of March 31, 2023, these revenue-based milestones have yet to be met. The fair value of the Warrant Preferred Shares at the date of issuance was determined to be $1.1 million. During the three months ended March 31, 2023, no Warrant Preferred Shares were vested or probable of vesting.
Leases
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended March 31, 2023,and 2022, total lease cost, composed primarily of the costs related to operating leases, was $0.4 million and $0.4 million, respectively.
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
As of March 31, 2023 and 2022, the Company was not subject to any material litigation or pending litigation claims.
12.    Net loss per share
As a result of the Merger (see Note 3), for the three months ended March 31, 2022, the Company has retroactively adjusted the weighted average shares outstanding prior to August 5, 2022 to give effect to the Conversion Ratio used to determine the number of Common Shares into which they were converted.
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	For the three months ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(24,608)	$(11,657)
Denominator:
Weighted-average common stock outstanding	123,144,097	125,385,841
Net loss per share attributable to common stockholders - basic and diluted	$(0.20)	$(0.09)
As of March 31, 2023 and 2022, the Company’s potentially dilutive securities were stock options, the Warrant Shares, and the Public Warrants and Private Warrants.
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

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	For the three months ended March 31,
	2023	2022
Public Warrants as converted to Common Shares (Note 8)	14,420,065	—
Private Warrants as converted to Common Shares (Note 8)	11,633,061	—
D-Wave Systems Warrant Shares as converted to Common Shares (Note 11)	2,889,282	2,889,282
Options to purchase common stock as converted to Common Shares	13,026,724	13,784,912
Warrants to purchase common stock	—	617,972
Total	41,969,132	17,292,166

13.    Subsequent events
The Company has evaluated all events occurring through May 19, 2023, the date on which the condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:
Term Loan
On April 13, 2023, the Company entered into the Term Loan and Security Agreement, by and between the Company and PSPIB (the "Term Loan"). Under the Term Loan, term loans in aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions (refer to Note 2 - Basis of presentation). The first tranche, in an aggregate principal amount of $15.0 million was advanced on April 14, 2023 with the second and third tranches, of $15.0 million and $20.0 million, respectively, to be made available to the Company subject to certain conditions.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

D-WAVE QUANTUM INC.'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in (Part I, Item I of this Report), as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 18, 2023. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the Merger on August 5, 2022 (the "Closing") while "D-Wave Systems" refers to D-Wave Systems Inc. prior to the Closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
Overview
We are a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to our superconducting quantum computer systems and integrated software environment through our cloud service, LeapTM. Historically, we have developed our own annealing superconducting quantum computer and associated software, and our current generation quantum system is the AdvantageTM system. We are a leader in the development and delivery of quantum computing systems, software and services, and we are the world’s first commercial supplier of quantum computers. Our business model is focused primarily on generating revenue from providing customers access to our quantum computing systems via the cloud in the form of QCaaS products, and from providing professional services wherein we assist our customers in identifying and implementing quantum computing applications.
During the three months ended March 31, 2023 and 2022, we recognized revenue from our cloud and professional services of $1.6 million and $1.7 million, respectively. We have incurred significant operating losses since inception. For the three months ended March 31, 2023 and 2022, our net loss was $24.6 million and $11.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of March 31, 2023, we had an accumulated deficit of $401.4 million.
Recent developments
On June 16, 2022, we entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase up to $150.0 million of Common Shares through the Purchase Agreement (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period, to assist us in meeting our capital requirements. However, we may not sell any Common Shares to Lincoln Park unless and until the price of our Common Shares exceeds the Floor Price of $1.00.
Since February 14, 2023, our stock price has closed each day below the $1.00 Floor Price. The resale of our Common Shares by Lincoln Park related to the Purchase Agreement was registered under the Securities Act of 1933, as amended (the "Securities Act") pursuant to a registration statement filed with the SEC, declared effective by the SEC on October 26, 2022, (the "First LP Registration Statement").
On February 13, 2023 we filed a registration statement with the SEC (the "Second LP Registration Statement") to register the sale of additional shares related to the Purchase Agreement. The Second LP Registration Statement is not yet effective.
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
We expect that there will be a decrease in our cloud based recurring QCaaS revenue as a percentage of total revenue in 2023 when compared to 2022 due to increased demand for professional services engagements. In subsequent periods, we expect that the general trend will be for QCaaS revenue as a percentage of total revenue to increase due to an increasing number of QCaaS agreements being driven by the completion of professional services engagements yielding production applications that require QCaaS services, as well as by customers that choose to access our Leap cloud service without utilizing our professional services organization.
Cost of Revenue
Our cost of revenue consists of all direct and indirect expenses related to providing our QCaaS offering and delivering our professional services, personnel-related expenses, including stock-based compensation, and costs associated with maintaining the cloud platform on which the QCaaS resides. The cost of revenue also includes depreciation and amortization related to our quantum computing systems and related software.
We expect our total cost of revenue to increase in absolute dollars in future periods, corresponding to our anticipated growth in revenue and employee headcount to support our customers and to maintain the QCaaS cloud offering, manufacturing operations, and the field service organization. Because the costs of delivering our QCaaS cloud offering are less than the costs for our professional services, we anticipate that an increase of QCaaS revenue will increase our gross margin in the longer term.
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
Other income (expense), net
Our other income (expense), net is primarily comprised of change in fair value of warrant liabilities assumed by D-Wave as part of the Merger (see Note 8 included in the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 included elsewhere in this Report), interest expense on the SIF Loan and other miscellaneous income and expense unrelated to our core operations.
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$1,583	$1,713
Cost of revenue	1,162	616
Total gross profit	421	1,097
Operating expenses:
Research and development	10,915	6,802
General and administrative	11,296	3,646
Sales and marketing	2,900	1,600
Total operating expenses	25,111	12,048
Loss from operations	(24,690)	(10,951)
Other income (expense), net:
Interest expense	(454)	(525)
Change in fair value of warrant liabilities	638	—
Other income (expense), net	(102)	(181)
Total other income (expense), net	$82	$(706)
Net loss	$(24,608)	$(11,657)
Foreign currency translation adjustment, net of tax	(19)	(70)
Net comprehensive loss	$(24,627)	$(11,727)
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue
Revenue decreased $0.1 million, or 8%, to $1.6 million for the three months ended March 31, 2023 as compared to $1.7 million for the three months ended March 31, 2022. The decrease in revenue was primarily driven by lower QCaaS revenue due to non-renewal for several customer contracts that were partially replaced with new customer contracts.
Cost of Revenue
Cost of revenue increased $0.5 million, or 89%, to $1.2 million for the three months ended March 31, 2023 as compared to $0.6 million for the three months ended March 31, 2022. The increase in cost of revenue was driven primarily by:
•An increase in personnel-related costs of $0.3 million related to higher salaries; and
•An increase of $0.3 million related to stock-based compensation expense.
Operating Expenses
Research and Development Expenses

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Research and development	$10,915	$6,802	$4,113	60%
Research and development expenses increased by $4.1 million, or 60% to $10.9 million for the three months ended March 31, 2023 compared to $6.8 million for the three months ended March 31, 2022. The increase was primarily a result of our continuous efforts to broaden the functionality of our QCaaS cloud platform and improve the reliability, availability and scalability of our cloud platform. In particular, our personnel-related expenses increased of $3.1 million (including $2.7 million related to stock-based compensation expense), and our wafer fabrication costs increased $0.9 million due to higher activity demands and production rates.
Our research and development expenses also increased $0.4 million as a result of a reduction in Scientific Research and Experimental Development expenditure credits during the year due to the Company’s loss of Canadian Controlled Private Corporation ("CCPC") status after becoming a public company.

General and Administrative Expenses

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
General and administrative	$11,296	$3,646	$7,650	210%
General and administrative expenses increased $7.7 million, or 210%, to $11.3 million for the three months ended March 31, 2023 as compared to $3.6 million for the three months ended March 31, 2022. The increase was primarily a result of operating as a public company. In particular, our third-party professional services from legal, accounting, and tax increased $2.8 million, our personnel-related expenses increased $3.5 million (including $2.7 million related to stock-based compensation expense), along with an increase of $0.8 million in Directors and Officers insurance costs and increase of $0.3 million in SEC filing fees.

Sales and Marketing Expenses

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Sales and marketing	$2,900	$1,600	$1,300	81%
Sales and marketing expenses increased $1.3 million, or 81%, to $2.9 million for the three months ended March 31, 2023 as compared to $1.6 million for the three months ended March 31, 2022. The increase was primarily a result of our efforts in expanding and broadening our brand awareness through conference and travel costs that increased $0.6 million, through hiring as our personnel-related expenses increased $0.5 million (including $0.3 million related to stock-based compensation expense), and through an increase of $0.2 million in investments in our sales and marketing organization.
Other Income (Expense), net
Interest Expense

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Interest expense	$454	$525	$(71)	(14)%
Interest expense decreased $0.1 million or 14%, to $0.5 million for the three months ended March 31, 2023 as compared to $0.5 million for the three months ended March 31, 2022. A decrease of $0.2 million was due to a lower debt balance in the current period compared to the prior period due to the repayment of the $21.8 million Venture Loan and final payment fee on August 5, 2022. The remaining decrease of $0.1 million was due to a decrease in the principal balance of our SIF Loan.
Change in fair value of warrant liabilities

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Change in fair value of warrant liabilities	$638	$—	$638	100%
Change in fair value of warrant liabilities increased by $0.6 million for the three months ended March 31, 2023 as compared to nil for the three months ended March 31, 2022. In August 2022, we assumed the warrant liabilities from DPCM as part of the Merger. See Note 3 and Note 8 of our condensed consolidated financial statements as of and for the period ended March 31, 2023 included elsewhere in this Form 10-Q for details regarding our warrants.

Other income (expense), net

	Three months ended - March 31st		Change
(In thousands, except percentages)	2023	2022	Amount	%
Other income (expense), net	$(102)	$(181)	$79	(44)%
Other income (expense), increased $0.1 million to $0.1 million for the three months ended March 31, 2023 as compared to $0.2 for the three months ended March 31, 2022. The decrease was primarily due to a $0.1 million decrease in foreign exchange loss.
Liquidity and Capital Resources
We have incurred net losses and experienced negative cash flows from operations since inception. To date, our primary sources of capital have been through private placements of convertible preferred shares, private placements of common stock revenue from the sale of our products and services, government assistance and debt financing. During the three months ended March 31, 2023 and 2022, we incurred net losses of $24.6 million and $11.7 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.
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
We are not currently in compliance with, and may be unable to regain and/or maintain compliance with, certain continued listing standards of the New York Stock Exchange ("NYSE"). If we are unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if we fail to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of our common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, our common stock and our ability to raise capital. For additional information refer to Item 1A. Risk Factors titled "If we are unable for any reason to meet the continued listing requirements of the NYSE, such action or inaction could result in a delisting of our securities" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on April 18, 2023.
As of March 31, 2023, we have 17,916,609 Warrants outstanding, each Warrant being exercisable for 1.4541326 Common Shares of the Company at an exercise price of $11.50. Whether warrant holders will exercise their Warrants, and therefore the amount of cash proceeds we would receive upon exercise, is dependent upon the trading price of the Common Shares. Therefore, if and when the trading price of the Common Shares is less than approximately $7.91, the effective exercise price of the Warrants per one Common Share we expect that warrant holders will not exercise their Warrants. Our Common Shares have closed below $7.91 since October 11, 2022. Therefore, we do not expect warrant holders to exercise their Warrants in the short-term and as such we do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on other sources of cash discussed below to continue to fund our operations. If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.
Term Loan and Security Agreement
On April 13, 2023, we entered into the Term Loan, by and between us and PSIPB as the lender. Under the Term Loan, loans in aggregate principal amount of $50.0 million are to be made available to us in three tranches, subject certain terms and conditions.
The first tranche, in an aggregate principal amount of $15.0 million was advanced on April 14, 2023 with second and third tranches, of $15.0 million and $20.0 million respectively, to be made available to us subject to certain conditions. Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The second tranche, that shall be available to us as of July 12, 2023, is subject to us providing the Lender with an IP valuation report, a board-approved operating budget for 2023 through 2027, and SIF’s consent to the grant of security interests in the project intellectual property associated with the SIF Loan. The third tranche, that shall be available to us as of October 10, 2023, is subject to us closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, and the IP valuation report and board-approved operating budget for 2023 through 2027 remaining satisfactory to the Lender. Each tranche is subject to a 2.0% drawdown fee and the Term Loan matures on March 31, 2027. The initial $15.0 million tranche is expected to provide the Company with sufficient cash runway until the second $15.0 million tranche, assuming it is received when available on July 12, 2023. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the second and third tranches.
At our discretion, the Term Loan bears interest on a monthly basis at either (i) 10.0% payable in cash, or (ii) 11.0% payable in kind (PIK), with the latter added to the principal value of the Term Loan.
The Term Loan requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10.0% of the amount then prepaid to the Lender.
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
Lincoln Park Purchase Agreement
For the three months ended March 31, 2023, the Company received $15.7 million in proceeds through the issuance of 13,239,654 Common Shares to Lincoln Park under the Purchase Agreement.
To the extent that sufficient capital is not obtained through the cash received in connection with the Term Loan and the issuance of Common Shares under the Purchase Agreement, management will be required to obtain additional capital through the issuance of additional debt and/or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to the currently outstanding Common Shares. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors" in this Report.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

Three months ended March,
2023	2022

Net cash (used in) provided by:
Operating Activities	$(13,574)	$(9,509)
Investing Activities	(76)	(144)
Financing Activities	15,592	17,872
Effect of exchange rate changes on cash and cash equivalents	(19)	(41)
Net (decrease) increase in cash and cash equivalents	$1,923	$8,178
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
Net cash used in operating activities during the three months ended March 31, 2023 was $13.6 million, resulting primarily from a net loss of $24.6 million, adjusted for non-cash charges of $0.5 million in depreciation and amortization, including amortization of operating right of use assets, $6.8 million in stock-based compensation, $0.6 million in change in fair value of public and private warrants, $0.4 million in interest on government loans and $3.9 million in working capital adjustments.
Net cash used in operating activities during the three months ended March 31, 2022 was $9.5 million, resulting primarily from a net loss of $11.7 million, adjusted for non-cash charges of $0.6 million in depreciation and amortization including amortization of operating right of use assets, $0.8 million in stock-based compensation, $0.5 million in interest on government loans, $0.5 million in other non-cash activities and $0.3 million in working capital adjustments.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 was $0.1 million, representing additions of $0.1 million in property and equipment and $12 thousand in software primarily related to the development and upgrade of our quantum computing systems.
Net cash used in investing activities during the three months ended March 31, 2022 was $0.1 million representing additions of $0.1 million in property and equipment and software primarily related to the development of our quantum computing systems.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2023 was $15.6 million, primarily reflecting proceeds from the Lincoln Park Purchase Agreement of $15.7 million, stock option exercise proceeds of $0.5 million, and shareholder settlement proceeds of $0.2 million, partially offset by payments for Directors and Officers Insurance of $0.9 million.
Net cash provided by financing activities during the three months ended March 31, 2022 was $17.9 million, primarily reflecting net proceeds received from the Venture Loan for $14.7 million, and net proceeds received from the SIF Loan for $3.2 million.
Contractual Obligations and Commitments
As of March 31, 2023, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies from those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 2 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2023, there were no material changes from the market risk disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Evaluation of Disclosure Controls and Procedures
In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting specifically related to D-Wave’s control environment in relation to our financial statement close process (i.e., lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and to perform sufficient review over certain financial statement areas), as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of the end of the period covered by this Report.
Notwithstanding the material weakness described above, we have concluded that our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for the periods presented therein.
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation to address the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those results in this report are any of the risks described in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors applicable to D-Wave and its business previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance pursuant to Item 601 of Regulation S-K).

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1!	Thirteenth Amendment, dated March 1, 2023, between D-Wave Systems Inc. and SkyWater Technology Foundry, Inc. to the Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended and assigned to Sky Water Technology Foundry, Inc.	D-Wave Quantum Inc.	8-K	10.1	March 3, 2023
10.2!	Loan and Security Agreement, dated as of April 13, 2023, by and among PSPIB Unitas Investments II, Inc., D-Wave Quantum Inc., and its subsidiaries.	D-Wave Quantum Inc.	8-K	10.1	April 19, 2023
10.3	Amendment No. 2 to Agreement, dated as of April 19, 2023, between D-Wave Quantum Inc., D-Wave Systems Inc., and His Majesty the King in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	8-K	10.1	April 24, 2023
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Schema Document
101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

D-Wave Quantum Inc.

May 19, 2023	By:	/s/ Alan Baratz
Alan Baratz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)