Form 10-Q
period 2023-06-30
D-Wave Quantum Inc.
filed 2023-08-10
CIK 1907982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 7, 2023, the registrant had 98,902,073 shares of common stock at par value $0.0001 outstanding. In addition, there were 46,550,462 exchangeable shares outstanding as of August 7, 2023, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

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
•D-Wave's expectations regarding product development and functionality;
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
•D-Wave's expectations about the Term Loan (as defined below) providing it sufficient cash runway;
•the additional expected costs relating to D-Wave becoming a public company;
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
•risks related to the possibility that D-Wave may not be able to retain a new auditor;
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

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands of U.S. dollars, except share and per share data)	2023	2022
Assets
Current assets:
Cash	$7,514	$7,065
Trade accounts receivable, net	803	757
Inventories	2,325	2,196
Prepaid expenses and other current assets	2,200	3,907
Total current assets	$12,842	$13,925
Property and equipment, net	1,792	2,294
Operating lease right-of-use assets	8,716	9,133
Intangible assets, net	205	244
Other noncurrent assets	1,354	1,351
Total assets	$24,909	$26,947
Liabilities and stockholders' (deficit) equity
Current liabilities:
Trade accounts payable	4,106	3,756
Accrued expenses and other current liabilities	10,800	8,640
Loans payable, current	15,910	1,671
Deferred revenue, current	2,827	1,781
Total current liabilities	33,643	15,848
Warrant liabilities	3,404	1,892
Operating lease liabilities, net of current portion	7,162	7,301
Loans payable, noncurrent	8,473	7,811
Deferred revenue, noncurrent	120	9
Total liabilities	$52,802	$32,861
Commitments and contingencies (Note 11)
Stockholders' (deficit) equity:
Common stock par value $0.0001 per share; 675,000,000 shares authorized at June 30, 2023 and December 31, 2022; 128,028,658 shares and 113,335,530 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	12	11
Additional paid-in capital	409,885	381,274
Accumulated deficit	(427,303)	(376,797)
Accumulated other comprehensive loss	(10,487)	(10,402)
Total stockholders' (deficit) equity	$(27,893)	$(5,914)
Total liabilities and stockholders’ equity	$24,909	$26,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$1,707	$1,371	$3,290	$3,083
Cost of revenue	1,002	620	2,164	1,235
Total gross profit	705	751	1,126	1,848
Operating expenses:
Research and development	9,548	7,456	20,463	14,260
General and administrative	9,576	3,959	20,872	7,606
Sales and marketing	2,488	1,739	5,388	3,339
Total operating expenses	21,612	13,154	46,723	25,205
Loss from operations	(20,907)	(12,403)	(45,597)	(23,357)
Other income (expense), net:
Interest expense	(781)	(1,479)	(1,235)	(2,262)
Change in fair value of warrant liabilities	(2,150)	—	(1,512)	—
Change in fair value of Term Loan	(345)	—	(345)	—
Term Loan debt issuance costs	(1,393)	—	(1,393)	—
Other income (expense), net	(322)	533	(424)	353
Total other income (expense), net	(4,991)	(946)	(4,909)	(1,909)
Net loss	$(25,898)	$(13,349)	$(50,506)	$(25,266)
Net loss per share, basic and diluted	$(0.20)	$(0.11)	$(0.40)	$(0.20)
Weighted-average shares * used in computing net loss per share, basic and diluted	127,337,903	125,472,590	125,252,585	125,428,749
Comprehensive loss:
Net loss	$(25,898)	$(13,349)	$(50,506)	$(25,266)
Foreign currency translation adjustment, net of tax	(66)	32	(85)	(38)
Net comprehensive loss	$(25,964)	$(13,317)	$(50,591)	$(25,304)
* Weighted-average shares for the three and six months ended June 30, 2022 have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ (Deficit) Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2021	137,765,828	$189,881	3,166,949	$2,610	$146,240	$(325,268)	$(10,443)	$3,020
Retroactive application of Merger	(15,201,495)	—	(349,451)	(2,610)	2,610	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,817,498	—	148,850	(325,268)	(10,443)	3,020
Old D-Wave exercise of stock options	—	—	155,137	—	141	—	—	141
Old D-Wave stock-based compensation	—	—	—	—	1,600	—	—	1,600
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(38)	(38)
Net loss	—	—	—	—	—	(25,266)	—	(25,266)
Balances at June 30, 2022	122,564,333	$189,881	2,972,635	$—	$150,591	$(350,534)	$(10,481)	$(20,543)
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of stockholders’ (deficit) equity
(Unaudited)

	Stockholders’ Equity
	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
Balances at December 31, 2022	113,335,530	$11	$381,274	$(376,797)	$(10,402)	$(5,914)
Exercise of stock options	1,453,474	—	1,208	—	—	1,208
Issuance of common stock in connection with the Purchase Agreement	13,239,654	1	15,682	—	—	15,683
Stock-based compensation	—	—	11,477	—	—	11,477
Short swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(85)	(85)
Net loss	—	—	—	(50,506)	—	(50,506)
Balances at June 30, 2023	128,028,658	$12	$409,885	$(427,303)	$(10,487)	$(27,893)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(50,506)	$(25,266)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	601	705
Stock-based compensation	11,477	1,600
Amortization of operating right of use assets	417	459
Non-cash interest expense	1,198	1,679
Change in fair value of Warrant liabilities	1,512	—
Change in fair value of Term Loan	345	—
Debt issuance costs netted from Term Loan proceeds	643	—
Other non-cash activities	395	499
Change in operating assets and liabilities:
Trade accounts receivable	(40)	(266)
Inventories	(81)	(301)
Prepaid expenses and other current assets	1,709	(4,330)
Trade accounts payable	338	(136)
Accrued expenses and other current liabilities	2,126	4,578
Deferred revenue	1,157	(293)
Operating lease liabilities, net of current portion	(335)	(427)
Net cash used in operating activities	$(29,044)	$(21,499)
Cash flows from investing activities:
Purchase of property and equipment	(59)	(175)
Purchase of software	(20)	(43)
Net cash used in investing activities	$(79)	$(218)
Cash flows from financing activities:
Proceeds from Lincoln Park Purchase Agreement	15,683	—
Proceeds from government assistance	—	3,178
Proceeds from issuance of common stock upon exercise of stock options	1,208	141
Proceeds from Term Loan	14,357	19,870
Debt payments	(1,835)	(424)
Short swing profit settlement	244	—
Net cash provided by financing activities	$29,657	$22,765
Effect of exchange rate changes on cash and cash equivalents	(85)	(65)
Net (decrease) increase in cash and cash equivalents	449	983
Cash and cash equivalents at beginning of period	$7,065	$9,483
Cash and cash equivalents at end of period	$7,514	$10,466
Supplemental disclosure of noncash investing and financial activities:
Unpaid deferred costs	$—	$3,734

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
The condensed consolidated statement of operations and comprehensive loss for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023 or thereafter. All references to June 30, 2023 and 2022 in the notes to condensed consolidated financial statements are unaudited.
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

i) an understatement of reported research and development expenses for the three and six months ended June 30, 2022 of $0.4 million and $0.7 million, respectively, with respect to the Company losing the ability to receive Scientific Research and Experimental Development credits subsequently to signing the Transaction Agreement on February 7, 2022; and
ii) an overstatement of non-cash interest expense for the three and six months ended June 30, 2022 of $0.3 million and $0.3 million, respectively, with respect to the Company identifying certain errors in the SIF Loan (as defined below) repayment calculation model.
There was no material impact to net loss, hence there was no impact to the net loss per share, for the three and six months ended June 30, 2022.
Liquidity and going concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2023, the Company had an accumulated deficit of $427.3 million. For the three and six months ended June 30, 2023, the Company incurred a net loss of $25.9 million and $50.5 million, respectively. For the three and six months ended June 30, 2022, the Company incurred a net loss of $13.3 million and $25.3 million, respectively. For the six months ended June 30, 2023 and 2022, the Company had net cash outflows from operating activities of $29.0 million and $21.5 million, respectively. As of June 30, 2023, the Company had $7.5 million of cash and working capital (current assets less current liabilities) deficit of $20.8 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.

On April 13, 2023, (the "Closing Date") the Company entered into the Term Loan and Security Agreement (the "Term Loan"), by and between the Company and PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. As further described in Note 7 - Loans payable, the Term Loan provides for an aggregate principal amount of $50.0 million to be made available to the Company in three tranches, subject to certain terms and conditions as defined in the Term Loan, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively, with the third tranche of $20.0 million to be made available on October 10, 2023, subject to certain conditions. The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023; modifying the condition that, prior to the funding of the second tranche,the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees to require such appointment at a later time at PSPIB’s option; and modifying notice deadline requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the second fiscal quarter ended June 30, 2023. The third tranche that shall be available to D-Wave as of October 10, 2023, is subject to the closing of a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, and the intellectual property valuation report submitted as a condition precedent to the second tranche and the board-approved operating budget for 2023 through 2027 being submitted by August 31, 2023 both remaining satisfactory to the Lender. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche or will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future.

In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 (the "Purchase Agreement" or the "Lincoln Park Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share (the "Common Shares") through October 26, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. For the six months ended June 30, 2023, the Company has received $15.7 million in proceeds through the issuance of 13,239,654 Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue common shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00 per share. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future.

To the extent that sufficient capital is not obtained through the cash received in connection with the proceeds of the Term Loan or the issuance of Common Shares under the Purchase Agreement with Lincoln Park, management will be required to obtain additional capital through the issuance of debt and/or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to the currently outstanding common stock. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders. If D-Wave is unable to obtain additional financing, operations will be scaled back or discontinued.
As further described in Note 13 - Subsequent events, subsequent to the three months ended June 30, 2023, D-Wave was advanced $15.0 million under the second tranche of the Term Loan and, following the execution of the third amendment to the Term Loan and a registration statement relating to the resale of up to 35 million Common Shares under the Lincoln Park Purchase Agreement being declared effective, issued 16,590,877 Common Shares in connection with the Lincoln Park Purchase Agreement for total proceeds of $34.2 million. Notwithstanding these subsequent events, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation—Going Concern”, management has determined that the Company's liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Such adjustments could be material.

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
Debt
The Company determined that it is eligible for the fair value option election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and does not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. At the date of issuance, the fair value of the Term Loan is derived from the instrument’s implied discount rate at inception.
Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company's condensed consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the three and six months ended June 30, 2023. Under the fair value option, debt issuance costs are recorded in other expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Term Loan is subject to certain repayment and prepayment provisions which the Company has considered in their valuation analysis. The valuation analysis performed as of the issuance date on April 13, 2023 and June 30, 2023 did not consider any amendments to the Term Loan that occurred subsequent to June 30, 2023 (see to Note 13 - Subsequent events). A Monte Carlo simulation model was utilized to forecast the probability of the issuance of Common Shares under the Purchase Agreement to determine the estimated proceeds to be paid to the Lender along with a mandatory prepayment premium of 10%. Additionally, the Company estimated the probability for an event of default in the valuation analysis which would result in a mandatory prepayment of the outstanding principal and accrued and unpaid interest. A binomial lattice model was utilized to determine the impact on the valuation of optional prepayments, in the event a mandatory prepayment does not occur. The Company assessed the fair value of the Term Loan at issuance date and as of June 30, 2023 resulting in unrealized losses of $0.3 million for the three and six months ended June 30, 2023, respectively.
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
The Company carries its marketable investments at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments by the same issuer, as they represent investments in privately held companies for which there are no quoted market prices. As of June 30, 2023 and December 31, 2022, the carrying values of the Company's marketable investments were $1.2 million, respectively, and were reported in other noncurrent assets in the consolidated balance sheets.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	June 30, 2023
Liabilities:
Warrant Liabilities – Public Warrants	1	$1,884
Warrant Liabilities – Private Placement Warrants	2	$1,520
Term Loan	3	$15,700

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
As of June 30, 2023, the liabilities for the Warrants were calculated by multiplying the quoted market price per DPCM Public Warrant of $0.19 by the17,916,609 Warrants outstanding (see Note 8).
The Company elected the fair value option for its Term Loan. This liability is deemed to be a Level 3 valuation. The Company adjusts the Term Loan to fair value through the change in fair value of Term Loan in the accompanying condensed consolidated statements of operations and comprehensive loss.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs

Government assistance
The Company receives various forms of government assistance including (i) government grants (ii) investment credits, and (iii) government loans, for research and development initiatives from Canadian government agencies.
During the three and six months ended June 30, 2022, the Company recorded Scientific Research and Experimental Development (“SR&ED") investment tax credits of $0.4 million and $0.8 million, respectively, as an offset to its research and development expenses in its condensed consolidated statements of operations and comprehensive loss. Upon entering into the Transaction Agreement on February 7, 2022, the Company is no longer a Canadian Controlled Private Corporation. As a result, beginning February 7, 2022, SR&ED investment tax credits can be applied to reduce income taxes payable to the Canadian government and any such investment tax credits that are not realized will be reflected as investment tax credit carryforwards. During the three and six months ended June 30, 2023, the Company did not record any SR&ED investment tax credits.
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
On August 2, 2022, the DPCM shareholders voted to approve the Merger. Management determined that once this vote had occurred, it was probable that D-Wave Quantum Inc. would be required to pay Lincoln Park the Commitment Fee associated with the Purchase Agreement. As such, on August 2, 2022, D-Wave Quantum Inc. incurred a $2.6 million liability payable to Lincoln Park, which was the amount of cash contractually required to settle the Commitment Fee. Other than the Commitment Fee liability, D-Wave Quantum, Inc. had no other assets, liabilities, or operations prior to the closing of the Merger on August 5, 2022.
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
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three months ended June 30,
	2023	2022
Type of products or services
QCaaS	$1,032	$1,176
Professional services	655	156
Other revenue	20	39
Total revenue, net	$1,707	$1,371
Timing of revenue recognition
Revenue recognized over the time	$1,665	$1,296
Revenue recognized at a point in time	42	75
Total revenue, net	$1,707	$1,371

	Six months ended June 30,
	2023	2022
Type of products or services
QCaaS	$2,201	$2,560
Professional services	1,061	464
Other revenue	28	59
Total revenue, net	$3,290	$3,083
Timing of revenue recognition
Revenue recognized over the time	$3,207	$2,957
Revenue recognized at a point in time	83	126
Total revenue, net	$3,290	$3,083
Other revenue includes training and printed circuit board sales.
The following table presents a summary of revenue by geography for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,
	2023	2022
United States	$485	$655
Japan	263	282
Germany	284	257
Switzerland	274	—
United Kingdom	170	—
Other	231	177
Total revenue	$1,707	$1,371

	Six Months Ended June 30,
	2023	2022
United States	$731	$1,439
Japan	621	709
Germany	578	520
Switzerland	375	—
United Kingdom	401	—
Other	584	415
Total revenue	$3,290	$3,083
"Other" includes the rest of Europe, the Middle East, Africa, Asia, Canada and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. The Company has not had any sales in China, Russia or Ukraine.
Significant customers
The Company had significant customers during the three and six months ended June 30, 2023 and 2022. A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the year end.
The tables below present the significant customers on a percentage of total revenue basis for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023	2022
Customer A	16%	17%
Customer B	14%	14%
Customer C	9%	11%

	Six Months Ended June 30,
	2023	2022
Customer A	14%	15%
Customer B	11%	14%
Customer C	10%	10%
As of June 30, 2023 and December 31, 2022, there were four and two significant customers that comprised ten percent or more of outstanding accounts receivable balances, respectively.
All revenues derived from major customers above are located in the United States, Germany and other European countries during the three and six month period ended June 30, 2023 and the United States and Germany during the three and six month period ended June 30, 2022.

Contract balances
The following table provides information about account receivable, contract assets and liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Contract assets:
Trade account receivable	$803	$757
Unbilled receivables, included in 'Prepaid expenses and other current assets'	69	58
Total contract assets	$872	$815
Contract liabilities:
Deferred revenue, current	2,827	1,781
Deferred revenue, noncurrent	120	9
Customer deposit, included in 'Accrued expenses and other current liabilities'	45	45
Total contract liabilities	$2,992	$1,835
Changes in deferred revenue from contracts with customers were as follows (in thousands):

June 30,
2023
Balance at beginning of period	$1,790
Deferral of revenue	3,227
Recognition of deferred revenue	(2,070)
Balance at end of period	$2,947
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
As of June 30, 2023, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $2.9 million. This amount included deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 96% is expected to be recognized to revenue in the next 12 months.
As of December 31, 2022, the aggregate amount of remaining performance obligations related to customer contracts that are unsatisfied or partially unsatisfied was $1.8 million which included deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 99% was expected to be recognized to revenue in the next 12 months.

5.    Balance sheet details
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued expenses:
Accrued transaction costs	$—	$2,459
Accrued professional services	3,873	1,858
Accrued compensation and related benefits	3,012	1,641
Other accruals	1,172	233
Other current liabilities:
Other payroll expenses	$1,025	$451
Customer deposit	45	45
Current portion of operating lease liabilities	1,463	1,533
Promissory note, related party (Refer to Note 9 - Promissory note, related party)	210	420
Total accrued expenses and other current liabilities	$10,800	$8,640
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses:
Prepaid services	$358	$391
Prepaid software	426	559
Prepaid rent	133	96
Prepaid commissions	206	268
Prepaid insurance	656	697
Other	384	89
Other current assets:
Directors and Officers insurance	$—	$1,449
Unbilled receivables	—	58
Security deposits	37	36
Receivable research incentives	—	264
Total prepaid expenses and other current assets	$2,200	$3,907
6.    Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Quantum computer systems	$13,712	$13,714
Lab equipment	6,687	6,666
Computer equipment	3,573	3,545
Leasehold improvements	1,075	1,075
Furniture and fixtures	328	319
Construction-in-progress	71	86
Total property and equipment	25,446	25,405
Less: Accumulated depreciation	(23,654)	(23,111)
Property and equipment, net	$1,792	$2,294

Depreciation expense for the three month period ended June 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively. Depreciation expense for the six month period ended June 30, 2023 and 2022 was $0.5 million and $0.7 million, respectively. The Company has not acquired any property and equipment under capital leases.
As of June 30, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, amounting to $10.5 million and $11.4 million, respectively, are located in North America, principally in Canada.
7.    Loans payable
As of June 30, 2023 and December 31, 2022 loans payable consisted of the refundable government loans. The following table shows the component of loans payable (in thousands):

	Interest Rate	June 30,	December 31,
		2023	2022
SIF Loan (1)	Interest free	$8,234	$7,293
TPC Loan, due 2025	Interest free	$239	$518
Total loans payable, noncurrent		$8,473	$7,811
Loans payable, current
Term Loan (1)	11.00%	$15,700	$—
TPC Loan, due 2024	Interest free	$210	$206
Financing of Directors and Officers Insurance, due 2023	4.24%	$—	$1,449
Other loans payable, current, due 2023	Interest free	$—	$16
Total loans payable, current		$15,910	$1,671
(1) Refer below for additional information on the repayment period.

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
The initial fair value of the SIF Loan is determined by using a discounted cash flow analysis for the loan, which requires a number of assumptions. The significant assumptions used in determining the discounted cash flows include estimating the amount and timing of future revenue for the Company and the appropriate discount rate. In determining the appropriate discount rates, the Company considered the weighted average cost of capital for the Company, risk adjusted based on the development risks of the Company’s product. Management used a discount rate of 26% to discount the SIF Loan. Should projected revenue not be achieved as predicted, the adjustment to the fair value of the SIF Loan could be material. At June 30, 2023, the carrying value of the loan approximates its fair value. The nominal amount of the SIF Loan is $27.2 million (C$36.0 million) as of June 30, 2023. For the six months ended June 30, 2023, the Company recognized $0.8 million in interest expense and $0.2 million in foreign currency losses related to the SIF Loan.
Repayments of the SIF contributions could also be triggered upon default of the agreement, or termination of the agreement, or upon a change of control that has not been approved by the Canadian government. The Canadian government approved the transaction with DPCM conditionally on May 9, 2022, with all conditions being satisfied on the closing date of the Merger.
Term Loan
On April 13, 2023, the Company entered into the Term Loan with PSPIB. Under the Term Loan, term loans in aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions.
The Term Loan matures on March 31, 2027, is secured by a first-priority security interest in substantially all of the Company's assets and contains certain operational and financial covenants, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The Term Loan is subject to a 2% drawdown fee and requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan. Such repayments are subject to a premium payment equal to 10.0% of the amount then prepaid to the Lender, in addition to the regular prepayment premium applicable on that date, except as modified by the amendment to the Term Loan as discussed in Note 13 – Subsequent events. The Term Loan is subject to a prepayment premium due to the Lender equal to 3% of the amount prepaid/repaid within the first year of the Closing Date, 2% in the second year, 1% in the third year and no prepayment premium thereafter. At the Company's discretion, the Term Loan bears interest on a monthly basis at either (i) 10.0% payable in cash, or (ii) 11.0% payable in kind ('PIK'), with the latter added to the principal value of the Term Loan. For the three and six month ended the Company recognized $0.4 million in PIK interest expense related to the Term Loan.

Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The first tranche of the Term Loan, in an aggregate principal amount of $15.0 million, was advanced to D-Wave on April 14, 2023, with the second and third tranches, of $15.0 million and $20.0 million to be made available to the Company subject to certain conditions. For the three and six months ended June 30, 2023, the Company has recorded debt issuance cost of $1.4 million as other expense in its condensed consolidated statements of operations and comprehensive loss. PSPIB has agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the quarter ended June 30, 2023. As a result of not meeting the minimum revenue covenant, as of June 30, 2023 the Company assessed its ability to meet such covenant over the next 12 months in accordance with ASC Topic 470, "Debt" and determined that the Term Loan may be callable over this period. Therefore the Term Loan was classified as a current liability on the Company's consolidated balance sheets as of June 30, 2023. There can be no assurance that PSPIB will agree to waive the minimum revenue or other covenants under the Term Loan in the future.

As discussed in Note 13 - Subsequent events, on July 13, 2023, the Company received the second tranche gross proceeds of $15.0 million under the Term Loan. The third tranche, that shall be available as of October 10, 2023, is subject to the Company closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, and the intellectual property valuation report submitted as a condition precedent to the second tranche and board-approved operating budget for 2023 through 2027 being submitted by August 31, 2023 both remaining satisfactory to the Lender. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche.
8.    Warrant liabilities
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants and 8,000,000 DPCM private warrants. During the six months ended June 30, 2023, no DPCM public or private warrants were exercised.
As of June 30, 2023, the Company has 17,916,609 Warrants outstanding. As part of the Merger, as described in Note 3 - Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
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

9.    Related party
Promissory notes
In 2022, DPCM and one of its affiliates entered into two unsecured promissory notes of up to $1.0 million each with the Sponsor (the "DPCM Notes"). The purpose of the DPCM Notes was to provide DPCM with additional working capital. All amounts drawn on the DPCM Notes were provided directly to DPCM. The DPCM Notes are not convertible and bear no interest. The principal balance of the DPCM Notes was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective. A total of $0.4 million has been drawn on the DPCM Notes, of which $0.2 million remains outstanding as of June 30, 2023.
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
Short swing profit settlement
For the six months ended June 30, 2023, the Company recorded approximately $0.2 million related to the short swing profit settlement remitted by a shareholder of the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in-capital in the condensed consolidated balance sheets as of June 30, 2023, and in the condensed consolidated statements of stockholder's (deficit) equity, as well as in cash provided by financial activities in the condensed consolidated statement of cash flows, for the six months ended June 30, 2023.

10.    Stock-based compensation
For the six months ended June 30, 2023 and 2022, stock-based compensation is associated with stock options, restricted stock units ("RSUs"), and the Company's Employee Stock Purchase Plan ("ESPP").
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options outstanding	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Balance as of December 31, 2022	15,387,546	$1.76	7.12	$8,763
Granted	—	—	—	—
Exercised	(1,486,404)	0.81	—	70
Forfeited	(924,993)	4.15	—	—
Expired	(261,476)	1.84	—	—
Balance as of June 30, 2023	12,714,673	$1.70	6.78	$14,344
Options exercisable as of June 30, 2023	10,478,450	$1.19	6.45	$12,545
Options unvested as of June 30, 2023	2,229,789	$4.09	8.35	$1,791
The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Common Shares for those stock options that had exercise prices lower than the fair value of the Common Shares.
As of June 30, 2023, total unrecognized compensation cost related to unvested stock option grants was approximately $6.7 million. This amount is expected to be recognized over a weighted average period of approximately 0.77 years.
The total fair values of the stock options vested during the six months ended June 30, 2023 and 2022 was $2.4 million and $1.7 million respectively.
Restricted stock unit awards
In accordance with D-Wave's 2022 Equity Incentive Plan ("the 2022 Plan") RSUs granted to employees during the six months ended June 30, 2023 are subject to a service condition and will vest 25% on the first anniversary of the grant date, and then 6.25% each quarter subsequent to the first anniversary for twelve quarters. RSUs granted to members of the Board of Directors during the six months ended June 30, 2023 are subject to a service condition, and will be fully vested on the date of the Company's 2024 annual shareholder meeting.
The following table summarizes the RSU activity and related information under the 2022 Plan:

	Number of Outstanding	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2022	8,143,304	$5.69
Granted	4,423,933	0.89
Forfeited	(1,296,912)	4.75
Vested	(167,605)	4.02
Unvested as of June 30, 2023	11,102,720	3.93
Expected to vest as of June 30, 2023	10,503,954	$3.97
For the six months ended June 30, 2023, the weighted-average grant-date fair value of RSUs granted was $0.89. There were 167,605 RSUs vested during the six months ended June 30, 2023. As of June 30, 2023, the unrecognized stock-

based compensation cost related to the RSUs was $30.4 million, which is expected to be recognized over a weighted-average period of 2.63 years.
Employment Stock Purchase Plan
In August 2022, the Company established the 2022 ESPP. The maximum number of shares of common stock that may be issued under the ESPP was initially 8,036,455. The number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2023 and each January 1 thereafter ending on January 1, 2032, by the lesser of (i) 1,607,291 shares of common stock, or (ii) 1.0% of the aggregate number of (i) shares of common stock outstanding and (ii) securities convertible into or exercisable for shares of common stock (whether vested or unvested) outstanding on December 31 of the preceding calendar year. As of June 30, 2023, the number of shares of common stock that may be issued under the ESPP is 8,036,455. As of June 30, 2023, 226,453 shares of common stock have been issued under the ESPP.
During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense related to the ESPP of $0.1 million and $0.2 million, respectively, primarily classified as operating expenses within the consolidated statements of operations and comprehensive loss.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,
	2023	2022
Cost of revenue	$232	$34
Research and development	1,663	84
General and administrative	2,642	641
Sales and marketing	184	58
Total stock-based compensation	$4,721	$817

	Six months ended June 30,
	2023	2022
Cost of revenue	$610	$66
Research and development	4,424	144
General and administrative	5,935	1,270
Sales and marketing	508	120
Total stock-based compensation	$11,477	$1,600

11.    Commitments and contingencies
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract, pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. As the warrant was issued in connection with an existing commercial agreement with a customer, the value of the warrant was determined to be consideration payable to the customer and consequently will be treated as a reduction to revenue recognized under the corresponding revenue arrangement. Approximately 40% of the previously issued warrants had vested and became immediately exercisable on August 13, 2020. The agreement was terminated November 28, 2022 and as a result, any unvested Warrant Preferred Shares will not vest and become exercisable. The vested warrant will remain exercisable until November 29, 2026.

Leases
The Company primarily enters into leases for office space that are classified as operating leases. During each of the six months ended June 30, 2023,and 2022, total operating lease costs were $0.4 million.

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
As of June 30, 2023 and 2022, the Company was not subject to any material litigation or pending litigation claims.
12.    Net loss per share

As a result of the Merger (see Note 3), for the three months ended June 30, 2022, the Company has retroactively adjusted the weighted average shares outstanding prior to August 5, 2022 to give effect to the Conversion Ratio used to determine the number of Common Shares into which they were converted.
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	For the three months ended June 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(25,898)	$(13,349)
Denominator:
Weighted-average common stock outstanding	127,337,903	125,472,590
Net loss per share attributable to common stockholders - basic and diluted	$(0.20)	$(0.11)

	For the six months ended June 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(50,506)	$(25,266)
Denominator:
Weighted-average common stock outstanding	125,252,585	125,428,749
Net loss per share attributable to common stockholders - basic and diluted	$(0.40)	$(0.20)
As of June 30, 2023 and 2022, the Company’s potentially dilutive securities were stock options, the Warrant Shares, and the Public Warrants and Private Warrants.
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	For the six months ended June 30,
	2023	2022
Public Warrants as converted to Common Shares (Note 8)	14,420,065	—
Private Warrants as converted to Common Shares (Note 8)	11,633,061	—
D-Wave Systems Warrant Shares as converted to Common Shares (Note 11)	2,889,282	2,889,282
Options to purchase common stock as converted to Common Shares	11,311,698	13,621,251
Total	40,254,106	16,510,533

13.    Subsequent events
The Company has evaluated all events occurring through August 10, 2023, the date on which the condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:

•On July 13, 2023, the Company received the second tranche gross proceeds of $15.0 million under the Term Loan between the Company and PSPIB. Under the Term Loan, term loans in the aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions (refer to Note 7 - Term Loan). The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including (i) delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023; (ii) the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees prior to the funding of the second tranche, instead requiring such appointment at a later time at PSPIB’s option; and (iii) delaying notice requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including certain revenue milestones for the second fiscal quarter ended June 30, 2023. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche, will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future.
•On July 13, 2023, a registration statement relating to the resale of up to 35,000,000 Common Shares under the Lincoln Park Purchase Agreement became effective.
•On July 20, 2023 the Term Loan was amended such that the Company may issue up to $50.0 million under the Lincoln Park Purchase Agreement through October 18, 2023 without the requirement to pay down the Term Loan to the extent that proceeds under the Purchase Agreement are received prior to October 18, 2023. As amended, the Term Loan requires that any proceeds from the issuance of Common Shares under the Purchase Agreement in excess of $50.0 million shall be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10% of the amount then prepaid to the Lender.
•From July 24, 2023 to August 7, 2023, the Company issued 16,590,877 Common Shares in connection with the Lincoln Park Purchase Agreement for total proceeds of $34.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

D-WAVE QUANTUM INC.'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in Part I, Item I of this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 18, 2023. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the Merger on August 5, 2022 (the "Closing") while "D-Wave Systems" refers to D-Wave Systems Inc. prior to the Closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
Overview
We are a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to our superconducting quantum computer systems and integrated software environment through our cloud service, LeapTM. Historically, we have developed our own annealing superconducting quantum computer and associated software, and our current generation quantum system is the AdvantageTM system. We are a leader in the development and delivery of quantum computing systems, software and services, and we are the world’s first commercial supplier of quantum computers. Our business model is focused primarily on generating revenue from providing customers access to our quantum computing systems via the cloud in the form of Quantum Computing as a Service ("QCaaS") products, and from providing professional services wherein we assist our customers in identifying and implementing quantum computing applications.
During the three months ended June 30, 2023 and 2022, we recognized revenue from our cloud and professional services of $1.7 million and $1.4 million, respectively. We have incurred significant operating losses since inception. For the six months ended June 30, 2023 and 2022, our net loss was $50.5 million and $25.3 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in various research and development programs and go-to-market initiatives. As of June 30, 2023, we had an accumulated deficit of $427.3 million.
Recent developments
On June 16, 2022, we entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase up to $150.0 million of Common Shares through the Purchase Agreement (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period, to assist us in meeting our capital requirements. However, we may not sell any Common Shares to Lincoln Park unless the price of our Common Shares exceeds the Floor Price of $1.00.
The resale of our Common Shares by Lincoln Park related to the Purchase Agreement was registered under the Securities Act of 1933, as amended (the "Securities Act") pursuant to a registration statement filed with the SEC, declared effective by the Securities and Exchange Commission ("SEC") on October 26, 2022, (the "First LP Registration Statement").
On February 13, 2023 we filed a registration statement with the SEC (the "Second LP Registration Statement") to register the sale of additional shares related to the Purchase Agreement. The Second LP Registration Statement became effective on July 13, 2023.

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
Key Components of Results of Operations
Revenue

We primarily generate our revenue through subscription sales to access our QCaaS cloud platform and professional services that assist our customers in identifying and implementing applications that leverage our QCaaS cloud platform. QCaaS revenue is recognized on a ratable basis over the contract term, which generally ranges from one month to two years. Professional services revenue is primarily recognized based on a percentage of completion basis as services are being delivered.
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
Cost of Revenue
Our cost of revenue consists of expenses related to providing our QCaaS offering and delivering our professional services, specifically personnel-related expenses, including stock-based compensation, and costs associated with maintaining the cloud platform on which the QCaaS resides. The cost of revenue also includes depreciation and amortization related to our quantum computing systems and related software.
We expect our total cost of revenue to increase in absolute dollars in future periods, corresponding to our anticipated growth in professional services revenue and related headcount as well to support our customers and to maintain the QCaaS cloud offering. Because the costs of delivering our QCaaS cloud offering are less than the costs for our professional services, we anticipate that an increase of QCaaS revenue will increase our gross margin in the longer term.
Operating Expenses
Our operating expenses consist of research and development, general and administrative, and sales and marketing expenses.
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, fabrication costs, consulting and engineering services, lab supplies, and cloud computing resources and allocated facility costs for our research and development functions. Unlike a standard computer, design and development efforts continue throughout the useful life of our quantum computing systems to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware components, fabrication and software costs related to quantum computing systems constructed for research purposes that do not have a high probability of providing near-term future economic benefits, and may have no alternate future use. We currently do not capitalize any research and development expenses. We expect to continue to make substantial investments in our research and development capabilities.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel and outside professional services expenses including legal, audit and accounting services, insurance, other administrative expenses and allocated facility costs for our administrative functions. We expect to continue to invest in our general and administrative components, in particular in comprehensive compliance and governance functions, increased IT security and compliance, and enhanced internal controls over financial reporting.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, direct advertising, marketing and promotional material costs, sales commission expense, consulting fees and allocated facility costs for our sales and marketing functions. We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, expand our global customer base, and broaden our brand awareness. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we invest in various go-to-market initiatives.
Other income (expense), net
Other income (expense), net is primarily comprised of change in fair value of warrant liabilities and debt, debt issuance costs, interest expense and foreign currency gains or losses.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
(In thousands, except share and per share data)	2023	2022
Revenue	$1,707	$1,371
Cost of revenue	1,002	620
Total gross profit	705	751
Operating expenses:
Research and development	9,548	7,456
General and administrative	9,576	3,959
Sales and marketing	$2,488	$1,739
Total operating expenses	21,612	13,154
Loss from operations	(20,907)	(12,403)
Other income (expense), net:
Interest expense	$(781)	$(1,479)
Change in fair value of warrant liabilities	$(2,150)	$—
Change in fair value of Term Loan	(345)	—
Term Loan debt issuance costs	(1,393)	—
Other income (expense), net	(322)	533
Total other income (expense), net	$(4,991)	$(946)
Net loss	$(25,898)	$(13,349)
Foreign currency translation adjustment, net of tax	(66)	32
Net comprehensive loss	$(25,964)	$(13,317)

	Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022
Revenue	$3,290	$3,083
Cost of revenue	2,164	1,235
Total gross profit	1,126	1,848
Operating expenses:
Research and development	20,463	14,260
General and administrative	20,872	7,606
Sales and marketing	5,388	3,339
Total operating expenses	46,723	25,205
Loss from operations	(45,597)	(23,357)
Other income (expense), net:
Interest expense	(1,235)	(2,262)
Change in fair value of warrant liabilities	(1,512)	—
Change in fair value of Term Loan	(345)	—
Term Loan debt issuance costs	(1,393)	—
Other income (expense), net	(424)	353
Total other income (expense), net	$(4,909)	$(1,909)
Net loss	$(50,506)	$(25,266)
Foreign currency translation adjustment, net of tax	(85)	(38)
Net comprehensive loss	$(50,591)	$(25,304)

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue
Revenue increased $0.3 million, or 25%, to $1.7 million for the three months ended June 30, 2023 as compared to $1.4 million for the three months ended June 30, 2022. The increase in revenue was primarily driven by an increase in delivery of professional services that enable our customers to identify and implement applications that leverage our QCaaS cloud platform.
Cost of Revenue
Cost of revenue increased $0.4 million, or 62%, to $1.0 million for the three months ended June 30, 2023 as compared to $0.6 million for the three months ended June 30, 2022. The increase in cost of revenue was driven primarily by an increase in personnel related costs, including $0.2 million related to stock-based compensation expense.
Operating Expenses

Research and Development Expenses

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Research and development	$9,548	$7,456	$2,092	28%
Research and development expenses increased by $2.1 million, or 28% to $9.5 million for the three months ended June 30, 2023 compared to $7.5 million for the three months ended June 30, 2022. The increase was primarily a result of our continuous efforts to broaden the functionality of our QCaaS cloud platform and improve the reliability, availability and scalability of our cloud platform. In particular, our personnel-related expenses increased $2.1 million (including $1.6 million related to stock-based compensation expense) and wafer fabrication costs increased $0.3 million due to higher activity rates. These increases were offset by decreases in repairs and maintenance costs of $0.2 million and a reduction in supply purchases of $0.1 million.
General and Administrative Expenses

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%
General and administrative	$9,576	$3,959	$5,617	142%
General and administrative expenses increased $5.6 million, or 142%, to $9.6 million for the three months ended June 30, 2023 as compared to $4.0 million for the three months ended June 30, 2022. The increase was primarily a result of operating as a public company. In particular, legal, accounting and consulting fees increased $2.3 million, our personnel-related expenses increased $2.7 million (including $2.0 million related to stock-based compensation expense), and Directors and Officers insurance costs increased by $0.8 million.
Sales and Marketing Expenses

	Three Months Ended June 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Sales and marketing	$2,488	$1,739	$749	43%
Sales and marketing expenses increased $0.7 million, or 43%, to $2.5 million for the three months ended June 30, 2023 as compared to $1.7 million for the three months ended June 30, 2022. The increase was primarily a result of higher personnel-related expenses of $0.8 million, including $0.1 million related to stock-based compensation expense.
Other Income (Expense), net

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Other income (expense), net	$(4,991)	$(946)	$(4,045)	428%
Other expense, net increased by $4.0 million or 428%, to $5.0 million for the three months ended June 30, 2023 as compared to $0.9 million for the three months ended June 30, 2022, with the increases comprised of changes in fair value of warrant liabilities of $2.2 million, foreign exchange losses of $0.9 million, debt issuance costs of $1.4 million and change in fair value of Term Loan of $0.3 million. The increases were partly offset by lower interest expense of $0.8 million due to a lower debt balance.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue
Revenue increased $0.2 million, or 7%, to $3.3 million for the six months ended June 30, 2023 as compared to $3.1 million for the six months ended June 30, 2022. The increase in revenue was primarily driven by an increase in delivery of professional services that enable our customers to identify and implement applications that leverage our QCaaS cloud platform, partly offset by lower QCaaS revenue due to non-renewal for several customer contracts that were partially replaced with new customer contracts.
Cost of Revenue
Cost of revenue increased $0.9 million, or 75%, to $2.2 million for the six months ended June 30, 2023 as compared to $1.2 million for the six months ended June 30, 2022. The increase in cost of revenue was primarily driven by an increase in increase in personnel related costs, including $0.6 million in stock-based compensation costs.

Operating Expenses
Research and Development Expenses

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Research and development	20,463	14,260	$6,203	43%
Research and development expenses increased by $6.2 million, or 43%, to $20.5 million for the six months ended June 30, 2023 compared to $14.3 million for the six months ended June 30, 2022. The increase was primarily a result of our continuous efforts to broaden the functionality of our QCaaS cloud platform and improve the reliability, availability and scalability of our cloud platform. In particular, our personnel-related expenses increased $5.1 million (including $4.2 million related to stock-based compensation expense), and our wafer fabrication costs increased $1.1 million due to higher activity rates.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
General and administrative	$20,872	$7,606	$13,266	174%
General and administrative expenses increased $13.3 million, or 174%, to $20.9 million for the six months ended June 30, 2023 as compared to $7.6 million for the six months ended June 30, 2022. The increase was primarily a result of operating as a public company. In particular, our legal, accounting, tax and consulting fees increased $4.8 million, our personnel-related expenses increased $6.2 million (including $4.7 million related to stock-based compensation expense), Directors and Officers insurance costs increased $1.4 million and SEC Filing fees increased $0.5 million.
Sales and Marketing Expenses

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Sales and marketing	$5,388	$3,339	$2,049	61%
Sales and marketing expenses increased $2.0 million, or 61%, to $5.4 million for the six months ended June 30, 2023 as compared to $3.3 million for the three months ended June 30, 2022. The increase was primarily a result of our efforts to expand our go-to-market initiatives. The increase was comprised of higher personnel-related expenses of $1.3 million (including $0.4 million related to stock-based compensation expense), promotional costs of $0.3 million and consulting of $0.3 million.
Other Income (Expense), net

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Other income (expense), net	$(4,909)	$(1,909)	$(3,000)	157%
Other Income (Expense)
Other expense, net increased by $3 million or 157%, to $4.9 million for the six months ended June 30, 2023 as compared to $1.9 million for the six months ended June 30, 2022, with the increases comprised of change in fair value of warrant liabilities of $1.5 million, foreign exchange losses of $0.7 million, debt issuance costs of $1.4 million and change in fair value of Term Loan of $0.3 million. The increases were partly offset by lower interest expense of $1.2 million due to a lower debt balance.
Liquidity and Capital Resources
We have incurred net losses and experienced negative cash flows from operations since inception. To date, our primary sources of capital have been through private placements of convertible preferred shares, private placements of common stock revenue from the sale of our products and services, government assistance and debt financing. During the six months ended June 30, 2023 and 2022, we incurred net losses of $50.5 million and $25.3 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.
Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our QCaaS offering and our professional services, we expect to finance our cash needs through public and/or private equity (including sales pursuant to the Purchase Agreement) and/or debt financings or other capital sources. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, banking collapses, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.
As of June 30, 2023, we have 17,916,609 Warrants outstanding, each Warrant being exercisable for 1.4541326 Common Shares of the Company at an exercise price of $11.50. Whether warrant holders will exercise their Warrants, and therefore the amount of cash proceeds we would receive upon exercise, is dependent upon the trading price of the Common Shares. Therefore, if and when the trading price of the Common Shares is less than approximately $7.91, the effective exercise price of the Warrants per one Common Share we expect that warrant holders will not exercise their Warrants. Our Common Shares have closed below $7.91 since October 11, 2022. Therefore, we do not expect warrant holders to exercise their Warrants in the short-term and as such we do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on other sources of cash discussed below to continue to fund our operations. If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.
Term Loan and Security Agreement
On April 13, 2023, we entered into the Term Loan, by and between us and PSPIB Unitas Investments II Inc. (the "Lender" or "PSPIB") as the lender. Under the Term Loan, loans in aggregate principal amount of $50.0 million are to be made available to us in three tranches, subject to certain terms and conditions and a 2.0% drawdown fee. The Term Loan matures on March 31, 2027 and is secured by a first-priority security interest in substantially all of our assets and contains certain operational and financial covenants, including a financial covenant that measures our revenue against certain minimum percentages of budgeted revenue per quarter. The Term Loan requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10.0% of the amount then prepaid to the Lender, except as modified by the amendment to the Term Loan as described below. The Term Loan is subject to a prepayment premium due to the Lender equal to 3% of the amount prepaid/repaid within the first year of the Closing Date, 2% in the second year, 1% in the third year and no prepayment premium thereafter. At our discretion, the Term Loan bears interest on a monthly basis at either (i) 10.0% payable in cash, or (ii) 11.0% payable in kind (PIK), with the latter added to the principal value of the Term Loan.

The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to us on April 14, 2023 and July 13, 2023, respectively, with the third tranche of $20.0 million to be made available to us on October 10, 2023, subject to certain conditions. Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023; modifying the condition that, prior to the funding of the second tranche, the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees to require such appointment at a later time at PSPIB’s option; and modifying notice deadline requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the second fiscal quarter ended June 30, 2023. The second tranche was advanced to us after we satisfied several closing conditions, including providing the Lender with an intellectual property valuation report and SIF’s consent to the grant of security interests in D-Wave's project intellectual property associated with the SIF Loan. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche or will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future. The third tranche, that shall be available to us as of October 10, 2023, is subject to us closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, and the intellectual property valuation report submitted as a condition precedent to the second tranche and board-approved operating budget for 2023 through 2027 being submitted by August 31, 2023 both remaining satisfactory to the Lender.
The Term Loan was amended on July 20, 2023 such that the Company may issue up to $50.0 million under the Lincoln Park Purchase Agreement described below without the requirement to pay down the Term Loan to the extent that the proceeds under the Purchase Agreement are received prior to October 18, 2023. As amended, the Term Loan requires that any proceeds from the issuance of Common Shares under the Purchase Agreement in excess of $50.0 million shall be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10% of the amount then prepaid to the Lender.
Lincoln Park Purchase Agreement
The Purchase Agreement with Lincoln Park may provide the Company with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at which the Company may not sell to Lincoln Park any Common Shares. When we sell shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. For the six months ended June 30, 2023, the Company has received $15.7 million in proceeds through the issuance of 13,239,654 Common Shares to Lincoln Park under the Purchase Agreement. On February 13, 2023, the Company filed an S-1 registration statement with the SEC to register an additional 35.0 million shares of Common Shares under the Purchase Agreement with Lincoln Park. The registration statement became effective July 13, 2023 and as of August 7, 2023 the Company has since raised an additional $34.2 million through the issuance of 16,590,877 common shares under the Purchase Agreement. In order for the Company to issue common shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00 per share. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating Activities	$(29,044)	$(21,499)
Investing Activities	(79)	(218)
Financing Activities	29,657	22,765
Effect of exchange rate changes on cash and cash equivalents	(85)	(65)
Net (decrease) increase in cash and cash equivalents	$449	$983
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
Net cash used in operating activities during the six months ended June 30, 2023 was $29.0 million, resulting primarily from a net loss of $50.5 million, adjusted for non-cash charges of $1.0 million in depreciation and amortization, including amortization of operating right of use assets, $11.5 million in stock-based compensation, $1.5 million in change in fair value of public and private warrants, $1.2 million in non-cash interest and $4.9 million in working capital adjustments.
Net cash used in operating activities during the six months ended June 30, 2022 was $21.5 million, resulting primarily from a net loss of $25.3 million, adjusted for non-cash charges of $1.2 million in depreciation and amortization including amortization of operating right of use assets, $1.6 million in stock-based compensation, $1.7 million in non-cash interest on government loans, $0.5 million in other non-cash activities and $1.2 million in working capital adjustments.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2023 was $0.1 million, primarily representing additions of $0.1 million in property and equipment.
Net cash used in investing activities during the six months ended June 30, 2022 was $0.2 million, primarily representing additions of $0.2 million in property and equipment.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2023 was $29.7 million, primarily reflecting proceeds from the Lincoln Park Purchase Agreement of $15.7 million, net proceeds from the first tranche of the Term Loan of $14.4 million, and stock option exercise proceeds of $1.2 million, partially offset by payments for financed Directors and Officers Insurance premiums of $1.8 million.

Net cash provided by financing activities during the six months ended June 30, 2022 was $22.8 million, primarily reflecting net proceeds received from the Venture Loan and Security Agreement, dated as of March 3, 2022, between D-Wave and its subsidiaries and PSPIB, as lender, for $19.9 million, and net proceeds received from the SIF Loan for $3.2 million.
Contractual Obligations and Commitments
As of June 30, 2023, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2023, there were no material changes from the market risk disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Evaluation of Disclosure Controls and Procedures
In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting specifically related to D-Wave’s control environment in relation to our financial statement close process (i.e., lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and to perform sufficient review over certain financial statement areas), as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of the end of the period covered by this Report.
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation to address the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 18, 2023, with the exception of the risk factor discussed below.
If we are unable to retain a replacement independent registered public accounting firm in sufficient time to review the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023 (the “Q3 10-Q”), we may face adverse action from the SEC and/or the NYSE.
As disclosed in the Company’s Current Report on 8-K that the Company filed with the SEC on June 13, 2023, PricewaterhouseCoopers LLP (Canada) (“PwC”) notified the Company on June 7, 2023 of PwC's decision to decline to stand for re-election as the independent registered public accounting firm of the Company. Although PwC has declined to stand for re-election, it has agreed to maintain its relationship with the Company for the review of this Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2023.
The Company is currently interviewing potential replacement independent registered public accounting firms and is hopeful of retaining one in sufficient time for such firm to review the Q3 10-Q. If the Company is unable to do so, however, it may be unable to file its Q3 10-Q on a timely basis or at all. Such a deficient Q3 10-Q could result in SEC sanctions, a suspension or delisting from the NYSE, or both. Any such SEC sanctions or NYSE suspension or delisting would likely have a negative effect on the price of our securities, would impair your ability to sell or purchase our securities when you wish to do so and would also likely materially affect our ability to raise capital on favorable terms in the future.

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

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date

10.1!	Loan and Security Agreement, dated as of April 13, 2023, by and among PSPIB Unitas Investments II, Inc., D-Wave Quantum Inc., and its subsidiaries.	D-Wave Quantum Inc.	8-K	10.1	April 19, 2023
10.2	Amendment No. 2 to Contribution Agreement, dated as of April 19, 2023, between D-Wave Quantum Inc., D-Wave Systems Inc., and His Majesty the King in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	8-K	10.1	April 24, 2023
10.3	Consent and Waiver Agreement, dated as of May 26, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc. and its subsidiaries.	D-Wave Quantum Inc.	8-K	10.1	June 2, 2023
10.4	First Amendment to Loan and Security Agreement, dated as of June 16, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.
10.5	Limited Waiver and Second Amendment to Loan and Security Agreement, dated as of July 13, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 20, 2023
10.6	Third Amendment to Loan and Security Agreement, dated as of July 20, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 21, 2023
10.7	Limited Waiver to Loan and Security Agreement, dated as of July 28, 2023, by and between D-Wave Quantum Inc. and PSPIB Unitas Investments II Inc.
10.8†	DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement – Option, between Diane Nguyen and DWSI Holdings Inc., dated May 8, 2020.
10.9†	DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement – Option, between Diane Nguyen and DWSI Holdings Inc., dated May 8, 2020.
10.10†	D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement – Option, between Diane Nguyen and D-Wave Systems Inc., dated March 29, 2021.
10.11†	D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement – Option, between Diane Nguyen and D-Wave Systems Inc., dated September 30, 2021.
10.12†	Full-Time Employment Agreement, between Diane Nguyen and D-Wave Commercial Inc., dated March 4, 2022, as amended.
10.13†	Promotion Letter between Diane Nguyen and D-Wave Commercial Inc., dated July 10, 2023.
10.14†	Amendment to Full-Time Employment Agreement, between Victoria Brydon and D-Wave Systems Inc., dated July 10, 2023.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Schema Document
101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
†Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D-Wave Quantum Inc.

August 10, 2023	By:	/s/ Alan Baratz
Alan Baratz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)