Form 10-Q
period 2023-09-30
D-Wave Quantum Inc.
filed 2023-11-09
CIK 1907982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ and ____________
Commission file number 001-41468

________________________
D-WAVE QUANTUM INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	88-1068854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 East Bayshore Road Palo Alto, California	94303
(Address of Principal Executive Offices)	(Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 8, 2023, the registrant had 113,401,611 shares of common stock at par value $0.0001 outstanding. In addition, there were 46,526,886 exchangeable shares outstanding as of November 8, 2023, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

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
•D-Wave’s financial and business performance, including financial projections and business metrics relating to, among other things, QCaaS revenue, cost of revenue, operating losses and cash flows;
•changes in D-Wave’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•the ability of D-Wave’s products and services to meet customers’ compliance and regulatory needs;
•developments and projections relating to D-Wave’s products, competitors and industry;
•the impact of the current economic environment due to inflation, increased interest rates, Ukraine/Russia conflict, the Israel-Hamas War, and any evolutions thereof, on D-Wave’s business and the actions D-Wave may take in response thereto;
•D-Wave’s expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•D-Wave's expectations about the Term Loan (as defined below) providing it sufficient cash runway;
•D-Wave’s expectations about investments in general and administrative areas and research and development capabilities;
•whether warrant holders will exercise their warrants in certain conditions;
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
These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond the control of D-

Wave. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.
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
•changes in D-Wave’s business as well as market, financial, political and legal conditions;
•the risk that D-Wave will need to raise additional capital to execute its business plan, which may not be available on acceptable terms or at all;
•the risk that D-Wave may never achieve or sustain profitability;
•the risk that D-Wave is unable to secure or protect its intellectual property;
•changes in applicable laws or regulations;
•the effect of the current economic environment due to inflation, increased interest rates, Ukraine/Russia conflict, the Israel-Hamas War, geopolitical events, natural disasters, wars, terrorist acts or a combination of these factors on D-Wave’s business and the economy in general;
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

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	December 31,
(In thousands of U.S. dollars, except share and per share data)	2023	2022
Assets
Current assets:
Cash	$53,317	$7,065
Trade accounts receivable	763	757
Inventories	2,244	2,196
Prepaid expenses and other current assets	1,870	3,907
Total current assets	58,194	13,925
Property and equipment, net	1,879	2,294
Operating lease right-of-use assets	8,560	9,133
Intangible assets, net	195	244
Other noncurrent assets	1,351	1,351
Total assets	$70,179	$26,947
Liabilities and stockholders' (deficit) equity
Current liabilities:
Trade accounts payable	$1,541	$3,756
Accrued expenses and other current liabilities	9,604	8,640
Loans payable, current	30,006	1,671
Deferred revenue, current	2,177	1,781
Total current liabilities	43,328	15,848
Warrant liabilities	1,971	1,892
Operating lease liabilities, net of current portion	6,884	7,301
Loans payable, noncurrent	9,108	7,811
Deferred revenue, noncurrent	92	9
Total liabilities	61,383	32,861
Commitments and contingencies (Note 11)
Stockholders' (deficit) equity:
Common stock par value $0.0001 per share; 675,000,000 shares authorized at September 30, 2023 and December 31, 2022; 155,288,763 shares and 113,335,530 shares issued and outstanding as of September 30, 2023 and December 31, 2022.	15	11
Additional paid-in capital	462,385	381,274
Accumulated deficit	(443,132)	(376,797)
Accumulated other comprehensive loss	(10,472)	(10,402)
Total stockholders' (deficit) equity	8,796	(5,914)
Total liabilities and stockholders’ equity	$70,179	$26,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$2,562	$1,695	$5,852	$4,778
Cost of revenue	1,033	654	3,197	1,858
Total gross profit	1,529	1,041	2,655	2,920
Operating expenses:
Research and development	9,459	7,507	29,922	21,799
General and administrative	8,003	5,925	28,875	13,566
Sales and marketing	2,474	2,773	7,862	5,982
Total operating expenses	19,936	16,205	66,659	41,347
Loss from operations	(18,407)	(15,164)	(64,004)	(38,427)
Other income (expense), net:
Interest expense	(1,247)	(1,069)	(2,482)	(3,588)
Change in fair value of warrant liabilities	1,433	2,603	(79)	2,603
Government assistance	1,051	—	1,051	—
Change in fair value of Term Loan	1,701	—	1,356	—
Term Loan debt issuance costs	(725)	—	(2,118)	—
Lincoln Park Purchase Agreement issuance costs	—	(629)	—	(629)
Other income (expense), net	365	948	(59)	1,301
Total other income (expense), net	2,578	1,853	(2,331)	(313)
Net loss	$(15,829)	$(13,311)	$(66,335)	$(38,740)
Net loss per share, basic and diluted	$(0.12)	$(0.11)	$(0.50)	$(0.32)
Weighted-average shares * used in computing net loss per share, basic and diluted	133,222,318	116,256,805	131,373,959	122,337,727
Comprehensive loss:
Net loss	$(15,829)	$(13,311)	$(66,335)	$(38,740)
Foreign currency translation adjustment, net of tax	15	56	(70)	18
Comprehensive loss	$(15,814)	$(13,255)	$(66,405)	$(38,722)
* Weighted-average shares for the three and nine months ended September 30, 2022 have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2023
(Unaudited)

	Stockholders’ (Deficit) Equity
	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' (deficit) equity
Balances at June 30, 2023	128,028,658	$12	$409,885	$(427,303)	$(10,487)	$(27,893)
Exercise of stock options	786,202	—	683	—	—	683
Issuance of common stock in connection with the Purchase Agreement	26,247,450	3	45,660	—	—	45,663
Issuance of common stock in connection with the ESPP	226,453	—	273			273
Stock-based compensation	—	—	5,884	—	—	5,884
Foreign currency translation adjustment, net of tax	—	—	—	—	15	15
Net loss	—	—	—	(15,829)	—	(15,829)
Balance at September 30, 2023	155,288,763	$15	$462,385	$(443,132)	$(10,472)	$8,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2022
(Unaudited)

	Stockholders’ Deficit
	Non-redeemable convertible preferred stock			Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares		Amount	Shares	Amount
Balances at June 30, 2022	137,765,828		$189,881	3,341,327	$2,811	$147,754	$(350,697)	$(10,481)	$(20,732)
Retroactive application of Merger	(15,201,495)		—	(368,692)	(2,811)	2,811	—	—	—
Adjusted Balances, beginning of period*	122,564,333		189,881	2,972,635	—	150,565	(350,697)	(10,481)	(20,732)
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Merger	(122,564,333)		(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the Lincoln Park Purchase Agreement (Note 4)	—	—	—	381,540	—	3,271	—	—	3,271
Merger, net of redemptions and transaction costs	—	—	—	4,327,512	—	(16,242)	—	—	(16,242)
Issuance of common stock in connection with the PIPE Investment	—	—	—	5,816,528	1	39,999	—	—	40,000
Exercise of warrants	—	—	—	115,025	—	910	—	—	910
Stock-based compensation	—	—	—		—	1,781	—	—	1,781
Foreign currency translation adjustment, net of tax	—		—	—	—	—	—	56	56
Net loss	—		—	—	—	—	(13,311)	—	(13,311)
Balances at September 30, 2022	—		$—	110,377,357	$11	$370,155	$(364,008)	$(10,425)	$(4,267)
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2023
(Unaudited)

	Stockholders’ (Deficit) Equity
	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' (deficit) equity
Balances at December 31, 2022	113,335,530	$11	$381,274	$(376,797)	$(10,402)	$(5,914)
Exercise of stock options	2,239,676	—	1,890	—	—	1,890
Issuance of common stock in connection with the Purchase Agreement	39,487,104	4	61,342	—	—	61,346
Issuance of common stock in connection with the ESPP	226,453	—	273	—	—	273
Stock-based compensation	—	—	17,362	—	—	17,362
Short-swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(70)	(70)
Net loss	—	—	—	(66,335)	—	(66,335)
Balances at September 30, 2023	155,288,763	$15	$462,385	$(443,132)	$(10,472)	$8,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2022
(Unaudited)

	Stockholders’ (Deficit) Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' (deficit) equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2021	137,765,828	$189,881	3,166,949	$2,610	$146,240	$(325,268)	$(10,443)	$3,020
Retroactive application of Merger	(15,201,495)	—	(349,451)	(2,610)	2,610	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,817,498	—	148,850	(325,268)	(10,443)	3,020
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Business Combination (Note 3)	(122,564,333)	(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the ELOC (Note 3)	—	—	381,540	—	3,271	—	—	3,271
Business Combination, net of redemptions and transaction costs (Note 3)	—	—	4,327,512	—	(16,242)	—	—	(16,242)
Issuance of common stock in connection with the PIPE Investment (Note 3)	—	—	5,816,528	1	39,999	—	—	40,000
Old D-Wave exercise of stock options	—	—	155,137	—	141	—	—	141
Exercise of warrants	—	—	115,025	—	910	—	—	910
Old D-Wave stock-based compensation	—	—	—	—	3,355	—	—	3,355
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	(38,740)	—	(38,740)
Balances at September 30, 2022	—	$—	110,377,357	$11	$370,155	$(364,008)	$(10,425)	$(4,267)
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(66,335)	$(38,740)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	828	1,038
Stock-based compensation	17,362	3,355
Amortization of operating right of use assets	573	493
Non-cash interest expense	2,405	1,616
Non-cash final fee payment for Venture Loan	—	1,808
Non-cash Lincoln Park Purchase Agreement issuance costs	—	629
Change in fair value of Warrant liabilities	79	(2,603)
Change in fair value of Term Loan	(1,356)	—
Debt issuance costs netted from Term Loan proceeds	993	—
Government assistance	(1,051)	—
Unrealized foreign exchange loss (gain)	(15)	(1,226)
Other non-cash activities	35	266
Change in operating assets and liabilities:
Trade accounts receivable	7	1
Research incentives receivable	—	1,448
Inventories	(235)	(684)
Deferred offering costs	—	1,250
Prepaid expenses and other current assets	2,035	(3,815)
Trade accounts payable	(2,267)	614
Accrued expenses and other current liabilities	965	1,704
Deferred revenue	479	(1,051)
Operating lease liabilities, net of current portion	(412)	(442)
Net cash used in operating activities	(45,910)	(34,339)
Cash flows from investing activities:
Purchase of property and equipment	(141)	(249)
Purchase of software	(35)	(67)
Net cash used in investing activities	(176)	(316)
Cash flows from financing activities:
Proceeds from issuance of common stock from the PIPE investment (Note 3)	—	40,000
Merger, net of redemption and transaction costs (Note 3)	—	4,100
Transaction costs paid directly by D-Wave Systems	—	(6,528)
Proceeds from exercise of public warrants	—	910
Proceeds from promissory note - related party	—	420
Payment on directors and officers financing arrangement	(1,449)	(864)
Proceeds from Lincoln Park Purchase Agreement	61,346	—
Proceeds from issuance of common stock in connection with ESPP	273	—
Proceeds from government assistance	1,487	3,124
Proceeds from issuance of common stock upon exercise of stock options	1,890	141
Proceeds from debt financing	29,007	19,870
Debt payments	(390)	(20,000)
Venture Loan interest and final payment fee	—	(1,808)
Government loan payment	—	(398)
Short swing profit settlement	244	—
Net cash provided by financing activities	92,408	38,967
Effect of exchange rate changes on cash and cash equivalents	(70)	(31)
Net increase in cash and cash equivalents	46,252	4,281
Cash and cash equivalents at beginning of period	7,065	9,483
Cash and cash equivalents at end of period	$53,317	$13,764

Supplemental disclosure of noncash investing and financial activities:
Transfer from inventory to property and equipment	$152	$—
Purchases of property and equipment included in accounts payable	$53	$—
Non-cash directors and officers insurance	$—	$2,893
Initial warrant liabilities recognized in connection with closing of the Merger	$—	$8,101
Non-cash Merger financing	$—	$5,713
Issuance of shares for payment of Lincoln Park Purchase Agreement commitment fee	$—	$3,271
Conversion of convertible preferred stock to common stock	$—	$189,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of business
D-Wave Quantum Inc. ("D-Wave" or the “Company”) was incorporated under the General Corporation Law of the State of Delaware on January 24, 2022. The Company was formed for the purpose of effecting a merger between DPCM Capital, Inc. (“DPCM”), D-Wave Systems Inc. (“D-Wave Systems”), and certain other affiliated entities through a series of transactions (the “Merger”) pursuant to the definitive agreement entered into on February 7, 2022 (the “Transaction Agreement”). On August 5, 2022, in conjunction with the Merger, DPCM and D-Wave Systems became wholly-owned subsidiaries of, and are operated by, the Company. Upon the completion of the Merger, the Company succeeded to all of the operations of its predecessor, D-Wave Systems.
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
The condensed consolidated statement of operations and comprehensive loss for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023 or thereafter. All references to September 30, 2023 and 2022 in the notes to condensed consolidated financial statements are unaudited.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements upon consolidation.

Liquidity and going concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2023, the Company had an accumulated deficit of $443.1 million. For the three and nine months ended September 30, 2023, the Company incurred a net loss of $15.8 million and $66.3 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred a net loss of $13.3 million and $38.7 million, respectively. For the nine month period ended September 30, 2023 and 2022, the Company had net cash outflows from operating activities of $45.9 million and $34.3 million, respectively. As of September 30, 2023, the Company had $53.3 million of cash and working capital (current assets less current liabilities) of $14.9 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
On April 13, 2023, (the "Closing Date") the Company entered into the Term Loan and Security Agreement (the "Term Loan"), by and between the Company and PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. As further described in Note 7 - Loans payable, the Term Loan provides for an aggregate principal amount of $50.0 million to be made available to the Company in three tranches, subject to certain terms and conditions as defined in the Term Loan, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively. The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023 (later extended to December 31, 2023); modifying the condition that, prior to the funding of the second tranche,the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees to require such appointment at a later time at PSPIB’s option; and modifying notice deadline requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the second and third fiscal quarters ended June 30, 2023 and September 30, 2023, respectively. The availability of the third tranche of $20.0 million is subject to the satisfaction of certain conditions, including the closing of a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, the intellectual property valuation report submitted as a condition precedent to the second tranche remaining satisfactory to the Lender and the board-approved operating budget for 2023 through 2027 to be submitted by December 31, 2023, being satisfactory to the Lender. The deadline to provide the operating budget was extended to December 31, 2023 from August 31, 2023 by the fourth amendment to the Term Loan dated October 6, 2023. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche or will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future.
In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park on June 16, 2022 (the "Purchase Agreement" or the "Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share (the "Common Shares") through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. For the nine months ended September 30, 2023, the Company has received $61.3 million in proceeds through the issuance of 39,487,104 Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00 per share. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future.
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
The Company’s accounting estimates and assumptions may change over time in response to risks and uncertainties, including uncertainty in the current economic environment due to inflation, increased interest rates, Ukraine/Russia conflict, the Israel-Hamas War, and any evolutions thereof. The change could be material in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstances that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.
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
Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company's condensed consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the three and nine months ended September 30, 2023. Under the fair value option, debt issuance costs are recorded in other expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Term Loan is subject to certain repayment and prepayment provisions which the Company has considered in their valuation analysis. The valuation analysis performed as of the issuance date on April 13, 2023 and September 30, 2023 did not consider any amendments to the Term Loan that occurred subsequent to September 30, 2023 (See Note 7). A Monte Carlo simulation model was utilized to forecast the probability of the issuance of Common Shares under the Purchase Agreement to determine the estimated proceeds to be paid to the Lender along with a mandatory prepayment premium of 10%. Additionally, the Company estimated the probability for an event of default in the valuation analysis which would result in a mandatory prepayment of the outstanding principal and accrued and unpaid interest. A binomial lattice model was utilized to determine the impact on the valuation of optional prepayments, in the event a mandatory prepayment does not occur. The Company assessed the fair value of the Term Loan at issuance date and as of September 30, 2023 resulting in unrealized gains of $1.7 million and $1.4 million for the three and nine months ended September 30, 2023, respectively.

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
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.
The Company carries its marketable investments at cost, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments by the same issuer, as they represent investments in privately held companies for which there are no quoted market prices. As of September 30, 2023 and December 31, 2022, the carrying values of the Company's marketable investments were $1.2 million, respectively, and were reported in other noncurrent assets in the condensed consolidated balance sheets.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

Description	Level	September 30, 2023
Liabilities:
Warrant Liabilities – Public Warrants	1	$1,091
Warrant Liabilities – Private Placement Warrants	2	$880
Term Loan	3	$29,800
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
As of September 30, 2023, the liabilities for the Warrants were calculated by multiplying the quoted market price per DPCM Public Warrant of $0.11 by the 17,916,606 Warrants outstanding (see Note 8).
The Company elected the fair value option for its Term Loan. This liability is deemed to be a Level 3 valuation. The Company adjusts the Term Loan to fair value with adjustments recorded in change in fair value of Term Loan on the accompanying condensed consolidated statements of operations and comprehensive loss.
Government assistance
The Company receives various forms of government assistance including (i) government grants (ii) investment credits, and (iii) government loans, for research and development initiatives from Canadian government agencies.

During the three and nine months ended September 30, 2022, the Company recorded Scientific Research and Experimental Development (“SR&ED") investment tax credits of nil and $0.1 million, respectively, as an offset to its research and development expenses in its condensed consolidated statements of operations and comprehensive loss. Upon entering into the Transaction Agreement on February 7, 2022, the Company is no longer a Canadian Controlled Private Corporation. As a result, beginning February 7, 2022, SR&ED investment tax credits can be applied to reduce income taxes payable to the Canadian government and any such investment tax credits that are not realized will be reflected as investment tax credit carryforwards. During the three and nine months ended September 30, 2023, the Company did not record any SR&ED investment tax credits.
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
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three months ended September 30,
	2023	2022
Type of products or services
QCaaS	$1,132	$1,346
Professional services	1,421	347
Other revenue	9	2
Total revenue	$2,562	$1,695
Timing of revenue recognition
Revenue recognized over time	$2,506	$1,660
Revenue recognized at a point in time	56	35
Total revenue	$2,562	$1,695

	Nine months ended September 30,
	2023	2022
Type of products or services
QCaaS	$3,333	$3,905
Professional services	2,482	812
Other revenue	37	61
Total revenue	$5,852	$4,778
Timing of revenue recognition
Revenue recognized over time	$5,713	$4,618
Revenue recognized at a point in time	139	160
Total revenue	$5,852	$4,778
Other revenue includes training and printed circuit board sales.
The following tables present a summary of revenue by geography, based on the addresses of our customers, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,
	2023	2022
United States	$1,083	$951
Japan	299	293
Germany	287	237
Switzerland	311	—
Other	582	214
Total revenue	$2,562	$1,695

	Nine Months Ended September 30,
	2023	2022
United States	$1,814	$2,461
Japan	920	1,008
Germany	865	757
Switzerland	686	—
Other	1,567	552
Total revenue	$5,852	$4,778
"Other" includes the rest of Europe, the Middle East, Africa, Asia, Canada and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. The Company has not had any sales in China, Russia or Ukraine.
Significant customers
The Company had significant customers during the three and nine months ended September 30, 2023 and 2022. A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the year end.
The tables below present the significant customers on a percentage of total revenue basis for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,
	2023	2022
Customer A	13%	15%
Customer B	9%	11%
Customer C	—%	10%
Customer D	12%	—%
Customer E	12%	—%

	Nine Months Ended September 30,
	2023	2022
Customer A	2%	13%
Customer B	12%	13%
Customer C	12%	—%
As of September 30, 2023 and December 31, 2022, there were three and two significant customers that comprised ten percent or more of outstanding accounts receivable balances, respectively.
All revenues derived from major customers above are located in the United States, Germany and other European countries during the three and nine month period ended September 30, 2023 and the United States and Germany during the three and nine month period ended September 30, 2022.

Contract balances
The following table provides information about account receivable, contract assets and liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Contract assets:
Trade accounts receivable, excluding unbilled receivables	$395	$757
Unbilled receivables[1]	368	58
Total contract assets	$763	$815
Contract liabilities:
Deferred revenue, current	$2,177	$1,781
Deferred revenue, noncurrent	92	9
Customer deposit[2]	45	45
Total contract liabilities	$2,314	$1,835
1 As of December 31, 2022, there was an immaterial amount of unbilled receivables classified as prepaid expenses and other current assets on the condensed consolidated balance sheets.
2Customer deposit is included in "Accrued expenses and other current liabilities" on the condensed consolidated balance sheets.
The allowance for doubtful accounts balance was nil as of September 30, 2023 and December 31, 2022, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

Nine months ended September 30, 2023
Balance at beginning of period	$1,790
Deferral of revenue	4,353
Recognition of deferred revenue	(3,874)
Balance at end of period	$2,269
Total deferred revenue as of December 31, 2022 was $$1.8 million, of which $1.7 million was recognized as revenues during the nine months ended September 30, 2023.
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
As of September 30, 2023, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $4.4 million. This amount included deferred revenue on the Company’s condensed consolidated balance sheets, of which approximately 84% is expected to be recognized to revenue in the next 12 months.

5.    Balance sheet details
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued expenses:
Accrued transaction costs	$—	$2,459
Accrued professional services	2,642	1,858
Accrued compensation and related benefits	3,707	1,641
Other accruals	993	233
Other current liabilities:
Other payroll expenses	722	451
Customer deposit	45	45
Current portion of operating lease liabilities	1,390	1,533
Promissory note, related party (Refer to Note 9 - Promissory note, related party)	105	420
Total accrued expenses and other current liabilities	$9,604	$8,640
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses:
Prepaid services	$377	$391
Prepaid software	563	559
Prepaid rent	182	96
Prepaid commissions	87	268
Prepaid insurance	338	697
Other	142	89
Other current assets:
Receivable research incentives	128	264
Security deposits	17	36
Directors and officers insurance	36	1,449
Unbilled receivables	—	58
Total prepaid expenses and other current assets	$1,870	$3,907
6.    Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Quantum computer systems	$13,711	$13,714
Lab equipment	6,838	6,666
Computer equipment	3,614	3,545
Leasehold improvements	1,075	1,075
Furniture and fixtures	372	319
Construction-in-progress	119	86
Total property and equipment	25,729	25,405
Less: Accumulated depreciation	(23,850)	(23,111)
Total Property and equipment, net	$1,879	$2,294

Depreciation expense for the three month period ended September 30, 2023 and 2022 was $0.2 million and $0.3 million, respectively. Depreciation expense for the nine month period ended September 30, 2023 and 2022 was $0.7 million and $1.0 million, respectively. The Company has not acquired any property and equipment under capital leases.
As of September 30, 2023 and December 31, 2022, substantially all of the Company’s long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, amounting to $10.4 million and $11.4 million, respectively, are located in North America, principally in Canada.
7.    Loans payable
As of September 30, 2023 and December 31, 2022 loans payable consisted of the refundable government loans. The following table shows the component of loans payable (in thousands):

	Interest Rate	September 30,		December 31,
Loans payable, current:		2023		2022
Term Loan [1]	11.00%	$29,800	16	$—
TPC Loan, due 2024	Interest free	206		206
Financing of directors and officers insurance, due 2023	4.24%	—		1,449
Other loans payable, current, due 2023	Interest free	—		16
Total loans payable, current		$30,006		$1,671
Loans payable, noncurrent:
SIF Loan [1]	Interest free	$8,834		$7,293
TPC Loan, due 2025	Interest free	274		518
Total loans payable, noncurrent		$9,108		$7,811
1 Refer below for additional information on the repayment period.
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

The initial fair value of the SIF Loan is determined by using a discounted cash flow analysis for the loan, which requires a number of assumptions. The significant assumptions used in determining the discounted cash flows include estimating the amount and timing of future revenue for the Company and the appropriate discount rate. In determining the appropriate discount rates, the Company considered the weighted average cost of capital for the Company, risk adjusted based on the development risks of the Company’s product. Management used a discount rate of 26% to discount the SIF Loan. Should projected revenue not be achieved as predicted, the adjustment to the fair value of the SIF Loan could be material. On September 19, 2023, the Company received an additional SIF tranche in the amount of $1.5 million (C$2.0 million) and recognized a $1.1 million discount on the tranche as government assistance on the condensed consolidated statement of operations and comprehensive loss. At September 30, 2023, the carrying value of the loan approximates its fair value. The nominal amount of the SIF Loan is $28.0 million (C$38.0 million) as of September 30, 2023. For the three months ended September 30, 2023, the Company recognized $0.4 million in interest expense and $0.2 million in foreign currency gains related to the SIF Loan. For the nine months ended September 30, 2023, the Company recognized $1.1 million in interest expense and $0.1 million in foreign currency gains related to the SIF Loan.
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
The Term Loan matures on March 31, 2027, is secured by a first-priority security interest in substantially all of the Company's assets and contains certain operational and financial covenants, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The Term Loan is subject to a 2% drawdown fee and requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan. Such repayments are subject to a premium payment equal to 10.0% of the amount then prepaid to the Lender, in addition to the regular prepayment premium applicable on that date, except as modified by the amendment to the Term Loan as discussed below. The Term Loan is subject to a prepayment premium due to the Lender equal to 3% of the amount prepaid/repaid within the first year of the Closing Date, 2% in the second year, 1% in the third year and no prepayment premium thereafter. At the Company's discretion, the Term Loan bears interest on a monthly basis at either (i) 10.0% payable in cash, or (ii) 11.0% payable in kind ('PIK'), with the latter added to the principal value of the Term Loan. For the three and nine months ended September 30, 2023 the Company recognized $0.8 million and $1.2 million in PIK interest expense related to the Term Loan, respectively.
Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The first and second tranche of the Term Loan, each in an aggregate principal amount of $15.0 million, were advanced to D-Wave on April 14, 2023 and July 13, 2023, with the third tranche of $20.0 million to be made automatically available to the Company subject to the satisfaction of certain conditions. For the three and nine months ended September 30, 2023, the Company has recorded debt issuance cost of $2.1 million as other expense in its condensed consolidated statements of operations and comprehensive loss. PSPIB has agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the fiscal quarters ended June 30, 2023 and September 30, 2023. As a result of not meeting the minimum revenue covenant, as of September 30, 2023 the Company assessed its ability to meet such covenant over the next 12 months in accordance with ASC Topic 470, "Debt" and determined that the Term Loan may be callable over this period. Therefore the Term Loan was classified as a current liability on the Company's consolidated balance sheets as of September 30, 2023. There can be no assurance that PSPIB will agree to waive the minimum revenue or other covenants under the Term Loan in the future.
The availability of the third tranche is subject to the Company closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, the intellectual property valuation report submitted as a condition precedent to the second tranche remaining satisfactory to the Lender and providing a board-approved operating budget for 2023 through 2027 by August 31, 2023 that is satisfactory to the Lender. The deadline to provide the operating budget was extended to December 31, 2023 from August 31, 2023 by the fourth amendment to the Term Loan dated October 6, 2023. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche.

The Term Loan was amended such that the Company may issue up to $50.0 million under the Lincoln Park Purchase Agreement without the requirement to pay down the Term Loan to the extent that the proceeds under the Purchase Agreement are received prior to December 31 , 2023. As amended, the Term Loan requires that any proceeds from the issuance of Common Shares under the Purchase Agreement in excess of $50.0 million shall be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10% of the amount then prepaid to the Lender.
8.    Warrant liabilities
Public and Private Warrants
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants and 8,000,000 DPCM private warrants. During the nine months ended September 30, 2023, no DPCM public or private warrants were exercised.
As of September 30, 2023, the Company has 17,916,606 Warrants outstanding. As part of the Merger, as described in Note 3 - Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
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
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the Conversion Ratio (as defined below). The agreement was terminated November 28, 2022 and as a result, any unvested Warrant Preferred Shares will not vest and become exercisable. As of the termination date of November 28, 2022, approximately 40% of the warrants to acquire up to 2,889,282 Common Shares had vested, resulting in 1,155,713 Common Shares available to be issued after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026.
9.    Related party
Promissory notes
In 2022, DPCM and one of its affiliates entered into two unsecured promissory notes of up to $1.0 million each with the Sponsor (the "DPCM Notes"). The purpose of the DPCM Notes was to provide DPCM with additional working capital. All amounts drawn on the DPCM Notes were provided directly to DPCM. The DPCM Notes are not convertible and bear no interest. The principal balance of the DPCM Notes was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective. A total of $0.4 million has been drawn on the DPCM Notes, of which $0.1 million remains outstanding as of September 30, 2023.
In connection with the Merger, the DPCM Notes were assumed by the Company and were amended and restated effective December 31, 2022. The amended and restated notes have identical terms as the DPCM Notes except that the Company must pay the principal balance in equal installments on December 31, 2022, March 31, 2023, and June 30, 2023.
In February 2023, these DPCM Notes were further amended and restated such that the Company must pay the principal balance in four equal installments on each of April 30, 2023, June 30, 2023, August 31, 2023, and October 31, 2023. Only the installment due on October 31, 2023 remains unpaid as of September 30, 2023.
The execution of the amended and restated DPCM Notes are related party transactions as these notes are payable to affiliates of the Company.
Short swing profit settlement
For the nine months ended September 30, 2023, the Company recorded approximately $0.2 million related to the short swing profit settlement remitted by a shareholder of the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in-capital in the condensed consolidated balance sheets as of September 30, 2023, and in the condensed consolidated statements of stockholder's (deficit) equity, as well as in cash provided by financial activities in the condensed consolidated statement of cash flows, for the nine months ended September 30, 2023.
10.    Stock-based compensation
For the nine months ended September 30, 2023 and 2022, stock-based compensation is associated with stock options, restricted stock units ("RSUs"), and the Company's Employee Stock Purchase Plan ("ESPP").

Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options outstanding	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Balance as of December 31, 2022	15,387,546	$1.76	7.12	$8,763
Granted	—	—	—	—
Exercised	(2,329,067)	0.81	—	144
Forfeited	(1,019,743)	3.57	—	—
Expired	(388,956)	2.36	—	—
Balance as of September 30, 2023	11,649,780	$1.66	7.32	$1,618
Options exercisable as of September 30, 2023	9,809,565	$1.24	7.13	$1,438
Options unvested as of September 30, 2023	1,840,072	$3.89	8.35	$180
As of September 30, 2023, out of the total 11,649,780 options that have been issued and are currently outstanding, 10,587,799 options were originally granted under the 2020 Equity Incentive Plan (the "2020 Plan"). These options will be converted applying the conversion ratio of 0.889657 (the "Conversion Ratio") into 9,419,509 Common Shares upon exercise.
The aggregate intrinsic value of stock options was calculated as the difference between the exercise price of the stock options and the estimated fair value of the Common Shares for those stock options that had exercise prices lower than the fair value of the Common Shares.
As of September 30, 2023, total unrecognized compensation cost related to unvested stock option grants was approximately $5.6 million. This amount is expected to be recognized over a weighted average period of approximately 0.81 years.
The total fair values of the stock options vested during the nine months ended September 30, 2023 and 2022 was $3.1 million and $3.1 million respectively.
Restricted stock unit awards
RSUs granted to employees under D-Wave's 2022 Equity Incentive Plan (the "2022 Plan") generally vest 25% on the first anniversary of the grant date, and then 6.25% each quarter subsequent to the first anniversary for twelve quarters. RSUs granted to members of the Board of Directors are subject to a service condition, and generally will be fully vested on the date of the Company's 2024 annual shareholder meeting.
The following table summarizes the RSU activity and related information under the 2022 Plan:

	Number of Outstanding	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2022	8,143,304	$5.69
Granted	4,423,933	0.89
Forfeited	(1,446,883)	4.63
Vested	(167,605)	4.02
Unvested as of September 30, 2023	10,952,749	$3.93
Expected to vest as of September 30, 2023	10,436,290	$3.97
As of September 30, 2023, the unrecognized stock-based compensation cost related to the RSUs was $24.3 million, which is expected to be recognized over a weighted-average period of 2.38 years.
Employee Stock Purchase Plan
In August 2022, the Company established the 2022 Employee Stock Purchase Plan (the "ESPP"). During the nine months ended September 30, 2023, 226,453 shares of common stock were issued under the ESPP.

Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,
	2023	2022
Cost of revenue	$353	$45
Research and development	2,347	360
General and administrative	2,913	644
Sales and marketing	271	732
Total stock-based compensation	$5,884	$1,781

	Nine months ended September 30,
	2023	2022
Cost of revenue	$963	$80
Research and development	6,771	536
General and administrative	8,849	1,948
Sales and marketing	779	791
Total stock-based compensation	$17,362	$3,355

11.    Commitments and contingencies
Leases
The Company primarily enters into leases for office space that are classified as operating leases. During each of the nine months ended September 30, 2023,and 2022, total operating lease costs were $1.1 million.
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
As of September 30, 2023 and 2022, the Company was not subject to any material litigation or pending litigation claims.

12.    Net loss per share
As a result of the Merger (see Note 3), for the three months ended September 30, 2022, the Company has retroactively adjusted the weighted average shares outstanding prior to August 5, 2022 to give effect to the Conversion Ratio used to determine the number of Common Shares into which they were converted.
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	For the three months ended September 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(15,829)	$(13,311)
Denominator:
Weighted-average common stock outstanding	133,222,318	116,256,805
Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.11)

	For the nine months ended September 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(66,335)	$(38,740)
Denominator:
Weighted-average common stock outstanding	131,373,959	122,337,727
Net loss per share attributable to common stockholders - basic and diluted	$(0.50)	$(0.32)
As of September 30, 2023 and 2022, the Company’s potentially dilutive securities were stock options, the Warrant Shares, and the Public Warrants and Private Warrants.
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2023	2022
Public Warrants as converted to Common Shares (Note 8)	14,420,064	14,426,301
Private Warrants as converted to Common Shares (Note 8)	11,633,061	11,633,060
D-Wave Systems Warrant Shares as converted to Common Shares (Note 8)	1,155,713	2,889,282
Options to purchase common stock as converted to Common Shares[1]	9,419,509	13,532,543
Options to purchase Common Shares under the 2022 Equity Incentive Plan	1,061,981	1,500,081
Unvested restricted stock unit awards	10,952,749	—
Total	48,643,077	43,981,267
1 Stock options granted under the 2020 Plan will be converted applying the Conversion Ratio to the underlying common stock at the exercise date.
13.    Subsequent events
The Company has evaluated subsequent events through the filing of this Report, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, except for the following:
On October 20, 2023, the Company was notified by the New York Stock Exchange (the “NYSE”) that it is not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s Common Stock was less than $1.00 over a consecutive 30 trading-day period. The notice does not result in the immediate delisting of the Company’s common stock from the NYSE. On October 24, 2023, the Company notified the NYSE that it intends to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. The Company can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period the Company has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if the Company determines that, if necessary, it will cure the stock price deficiency by taking an action that will require stockholder approval, it must so inform the NYSE in the above referenced notification and the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. The Company intends to consider available alternatives, including but not limited to a reverse stock split, that are subject to shareholder approval. The Company’s common stock will continue to be listed and trade on the NYSE during this period, subject to the Company’s compliance with other NYSE continued listing standards.

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
During the three months ended September 30, 2023 and 2022, we recognized revenue from our cloud and professional services of $2.6 million and $1.7 million, respectively. We have incurred significant operating losses since inception. For the nine months ended September 30, 2023 and 2022, our net loss was $66.3 million and $38.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in various research and development programs and go-to-market initiatives. As of September 30, 2023, we had an accumulated deficit of $443.1 million.
Macroeconomic Environment
Unfavorable conditions in the economy in the United States, Canada and abroad, including conditions resulting from changes in gross domestic product growth, labor shortages, supply chain disruptions, inflationary pressures, rising interest rates, financial and credit market fluctuations, banking collapses and related uncertainty, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, Israel, Palestine or elsewhere, could cause a decrease in business investments on our products and negatively affect the growth of our business and our results of operations.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, direct advertising, marketing and promotional material costs, sales commission expense, consulting fees and allocated facility costs for our sales and marketing functions. We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, expand our global customer base, and broaden our brand awareness. We generally expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future as we invest in various go-to-market initiatives.
Other income (expense), net
Other income (expense), net is primarily comprised of change in fair value of warrant liabilities and debt, debt issuance costs, interest expense and foreign currency gains or losses.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
(In thousands, except share and per share data)	2023	2022
Revenue	$2,562	$1,695
Cost of revenue	1,033	654
Total gross profit	1,529	1,041
Operating expenses:
Research and development	9,459	7,507
General and administrative	8,003	5,925
Sales and marketing	2,474	2,773
Total operating expenses	19,936	16,205
Loss from operations	(18,407)	(15,164)
Other income (expense), net:
Interest expense	(1,247)	(1,069)
Change in fair value of warrant liabilities	1,433	2,603
Government assistance	1,051	—
Change in fair value of Term Loan	1,701	—
Term Loan debt issuance costs	(725)	—
Lincoln Park Purchase Agreement issuance costs	—	(629)
Other income (expense), net	365	948
Total other income (expense), net	2,578	1,853
Net loss	$(15,829)	$(13,311)
Foreign currency translation adjustment, net of tax	15	56
Comprehensive loss	$(15,814)	$(13,255)

	Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022
Revenue	$5,852	$4,778
Cost of revenue	3,197	1,858
Total gross profit	2,655	2,920
Operating expenses:
Research and development	29,922	21,799
General and administrative	28,875	13,566
Sales and marketing	7,862	5,982
Total operating expenses	66,659	41,347
Loss from operations	(64,004)	(38,427)
Other income (expense), net:
Interest expense	(2,482)	(3,588)
Change in fair value of warrant liabilities	(79)	2,603
Government assistance	1,051	—
Change in fair value of Term Loan	1,356	—
Term Loan debt issuance costs	(2,118)	—
Lincoln Park Purchase Agreement issuance costs	—	(629)
Other income (expense), net	(59)	1,301
Total other income (expense), net	(2,331)	(313)
Net loss	$(66,335)	$(38,740)
Foreign currency translation adjustment, net of tax	(70)	18
Comprehensive loss	$(66,405)	$(38,722)

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue
Revenue increased $0.9 million, or 51%, to $2.6 million for the three months ended September 30, 2023 as compared to $1.7 million for the three months ended September 30, 2022. The increase in revenue was primarily driven by an increase in delivery of professional services that enable our customers to identify and implement applications that leverage our QCaaS cloud platform, partly offset by lower QCaaS revenue due to non-renewal for several customer contracts that were partially replaced with new customer contracts.
Cost of Revenue
Cost of revenue increased $0.4 million, or 58%, to $1.0 million for the three months ended September 30, 2023 as compared to $0.7 million for the three months ended September 30, 2022. The increase in cost of revenue was driven primarily by an increase in personnel related costs, including $0.3 million related to stock-based compensation expense.
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Research and development	$9,459	$7,507	$1,952	26%
Research and development expenses increased by $2.0 million, or 26% to $9.5 million for the three months ended September 30, 2023 compared to $7.5 million for the three months ended September 30, 2022. The increase was primarily a result of our continuous efforts to broaden the functionality of our QCaaS cloud platform and improve the reliability, availability and scalability of our cloud platform. In particular, our personnel-related expenses increased $2.2 million (including $2.0 million related to stock-based compensation expense). These increases were offset by decreases in facilities costs of $0.1 million and a reduction in professional fees of $0.1 million.
General and Administrative Expenses

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%
General and administrative	$8,003	$5,925	$2,078	35%
General and administrative expenses increased $2.1 million, or 35%, to $8.0 million for the three months ended September 30, 2023 as compared to $5.9 million for the three months ended September 30, 2022. Our personnel-related expenses increased $2.5 million (including $2.3 million related to stock-based compensation expense), partly offset by a $1.0 million decrease in legal, audit, and other professional fees resulting from the Merger occurring in the comparable period.
Sales and Marketing Expenses

	Three Months Ended September 30,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Sales and marketing	$2,474	$2,773	$(299)	(11)%
Sales and marketing expenses decreased $0.3 million, or 11%, to $2.5 million for the three months ended September 30, 2023 as compared to $2.8 million for the three months ended September 30, 2022. The decrease was primarily a result of decreased promotional expenses of $0.3 million and professional fees of $0.1 million, offset by increased personnel costs of $0.1 million.
Other Income (Expense), net

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Other income (expense), net	$2,578	$1,853	$725	39%

Other income, net increased by $0.7 million or 39%, to $2.6 million for the three months ended September 30, 2023 as compared to $1.9 million for the three months ended September 30, 2022, with the increases comprised of changes in fair value of warrant liabilities of $1.4 million, benefits from government assistance of $1.1 million and change in fair value of Term Loan of $1.7 million. The increases were partly offset by higher interest expense of $1.2 million due to a higher debt balance and debt issuance costs of $0.7 million.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue
Revenue increased $1.1 million, or 22%, to $5.9 million for the nine months ended September 30, 2023 as compared to $4.8 million for the nine months ended September 30, 2022. The increase in revenue was primarily driven by an increase in delivery of professional services that enable our customers to identify and implement applications that leverage our QCaaS cloud platform, partly offset by lower QCaaS revenue due to non-renewal for several customer contracts that were partially replaced with new customer contracts.
Cost of Revenue
Cost of revenue increased $1.3 million, or 72%, to $3.2 million for the nine months ended September 30, 2023 as compared to $1.9 million for the nine months ended September 30, 2022. The increase in cost of revenue was primarily driven by an increase in personnel related costs, including $0.9 million in stock-based compensation costs.
Operating Expenses
Research and Development Expenses

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Research and development	$29,922	$21,799	$8,123	37%
Research and development expenses increased by $8.1 million, or 37%, to $29.9 million for the nine months ended September 30, 2023 compared to $21.8 million for the nine months ended September 30, 2022. The increase was primarily a result of our continuous efforts to broaden the functionality of our QCaaS cloud platform and improve the reliability, availability and scalability of our cloud platform. In particular, our personnel-related expenses increased $6.5 million (including $6.2 million related to stock-based compensation expense), and our wafer fabrication costs increased $0.9 million due to higher activity rates.
General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
General and administrative	$28,875	$13,566	$15,309	113%
General and administrative expenses increased $15.3 million, or 113%, to $28.9 million for the nine months ended September 30, 2023 as compared to $13.6 million for the nine months ended September 30, 2022. The increase was primarily a result of operating as a public company. In particular, our legal, accounting, tax and consulting fees increased $4.4 million, our personnel-related expenses increased $8.6 million (including $6.9 million related to stock-based compensation expense), and insurance costs increased $1.4 million.
Sales and Marketing Expenses

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Sales and marketing	$7,862	$5,982	$1,880	31%
Sales and marketing expenses increased $1.9 million, or 31%, to $7.9 million for the nine months ended September 30, 2023 as compared to $6.0 million for the three months ended September 30, 2022. The increase was primarily a result of our efforts to expand our go-to-market initiatives. The increase was comprised of higher personnel-related expenses of $1.4 million, mainly attributed to salary and commission increases, promotional costs of $0.1 million and consulting of $0.2 million.

Other Income (Expense), net

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Other income (expense), net	$(2,331)	$(313)	$(2,018)	645%
Other expense, net increased by $2.0 million or 645%, to $2.3 million for the nine months ended September 30, 2023 as compared to $0.3 million for the nine months ended September 30, 2022. The increases were driven by $1.5 million in increased debt and equity issuance costs, $2.6 million in unfavorable changes in the fair value of warrant liabilities, and a $1.4 million reduction in unrealized foreign exchange gains. These increases were partly offset by $1.1 million in government assistance related to the SIF loan, $1.4 million in favorable changes in fair value of the Term Loan, and a $1.1 million reduction in interest expense.
Liquidity and Capital Resources
We have incurred net losses and experienced negative cash flows from operations since inception. To date, our primary sources of capital have been through private placements of convertible preferred shares, private placements of common stock, revenue from the sale of our products and services, government assistance and debt financing. During the nine month period ended September 30, 2023 and 2022, we incurred net losses of $66.3 million and $38.7 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.
Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in expanding our commercial organization, as well as ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our QCaaS offering and our professional services, we expect to finance our cash needs through public and/or private equity (including sales pursuant to the Purchase Agreement) and/or debt financings or other capital sources. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms, or at all. In particular, uncertain and unfavorable conditions in the United States and global macroeconomic environment, including inflationary pressures, rising interest rates, banking collapses, and financial and credit market fluctuations, could reduce our ability to access capital on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.
As of September 30, 2023, we have 17,916,606 Warrants outstanding, each Warrant being exercisable for 1.4541326 Common Shares of the Company at an exercise price of $11.50. Whether warrant holders will exercise their Warrants, and therefore the amount of cash proceeds we would receive upon exercise, is dependent upon the trading price of the Common Shares. Therefore, if and when the trading price of the Common Shares is less than approximately $7.91, the effective exercise price of the Warrants per one Common Share we expect that warrant holders will not exercise their Warrants. Our Common Shares have closed below $7.91 since October 11, 2022. Therefore, we do not expect warrant holders to exercise their Warrants in the short-term and as such we do not expect to rely on the cash exercise of Warrants to fund our operations. Instead, we intend to rely on other sources of cash discussed below to continue to fund our operations. If we are unable to raise additional funds through equity or debt financings when needed, we will be required to delay, limit, or substantially reduce our quantum computing development and go-to-market efforts.

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
The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to us on April 14, 2023 and July 13, 2023, respectively, with the third tranche of $20.0 million to be made automatically available subject to the satisfaction of certain conditions. Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023 (later extended to December 31, 2023); modifying the condition that, prior to the funding of the second tranche, the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees to require such appointment at a later time at PSPIB’s option; and modifying notice deadline requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the second and third fiscal quarters ended June 30, 2023 and September 30, 2023, respectively. The second tranche was advanced to us after we satisfied several closing conditions, including providing the Lender with an intellectual property valuation report and SIF’s consent to the grant of security interests in D-Wave's project intellectual property associated with the SIF Loan. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche or will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future. The availability of the third tranche is subject to us closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, the intellectual property valuation report submitted as a condition precedent to the second tranche remaining satisfactory to the Lender and providing a board-approved operating budget for 2023 through 2027 by December 31, 2023 that is satisfactory to the Lender.
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
On October 6, 2023 the Company entered into the fourth amendment to the Term Loan. Under the amendment, the deadline for the Company to deliver to PSPIB a board-approved operating budget and plan for the Company's fiscal years 2023 through 2027 was extended to December 31, 2023. In addition, the amendment extended the period for which no prepayment of the advances under the Term Loan is required with respect to aggregate gross proceeds of up to $50.0 million the Company receives pursuant to share issuances under the Purchase Agreement to the extent proceeds are received prior to December 31, 2023.

Lincoln Park Purchase Agreement
The Purchase Agreement with Lincoln Park may provide the Company with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at which the Company may not sell to Lincoln Park any Common Shares. When we sell shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. For the nine months ended September 30, 2023, the Company has received $61.3 million in proceeds through the issuance of 39,487,104 Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00 per share. Since October 11, 2023, the price of our Common Shares has closed below the $1.00 floor price. We may not sell any Common Shares to Lincoln Park unless and until the price of our Common Shares subsequently exceeds the $1.00 floor price. There is no assurance that the price of our Common Shares will exceed $1.00, which will affect our ability to generate proceeds under the Purchase Agreement.
To the extent that sufficient capital is not obtained through the cash received in connection with the Term Loan and the issuance of Common Shares under the Purchase Agreement, management will be required to obtain additional capital through the issuance of additional debt and/or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms, especially if D-Wave fails to maintain the listing of its Common Shares on the NYSE.. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to the currently outstanding Common Shares. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors" in this Report.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating Activities	$(45,910)	$(34,339)
Investing Activities	(176)	(316)
Financing Activities	92,408	38,967
Effect of exchange rate changes on cash and cash equivalents	(70)	(31)
Net increase in cash and cash equivalents	$46,252	$4,281
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
Net cash used in operating activities during the nine months ended September 30, 2023 was $45.9 million, resulting primarily from a net loss of $66.3 million, adjusted for non-cash charges of $1.4 million in depreciation and amortization, including amortization of operating right of use assets, $17.4 million in stock-based compensation, $0.1 million in change in fair value of public and private warrants, $1.1 million benefit from the SIF Loan, $2.4 million in non-cash interest and $0.6 million in working capital adjustments.
Net cash used in operating activities during the nine months ended September 30, 2022 was $34.3 million, resulting primarily from a net loss of $38.7 million, adjusted for non-cash charges of $1.5 million in depreciation and amortization including amortization of operating right of use assets, $3.4 million in stock-based compensation, $1.6 million in non-cash interest on government loans, $0.3 million in other non-cash activities and $1.0 million in working capital adjustments.

Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2023 was $0.2 million, primarily representing additions of $0.1 million in property and equipment.
Net cash used in investing activities during the nine months ended September 30, 2022 was $0.3 million, primarily representing additions of $0.2 million in property and equipment.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2023 was $92.4 million, primarily reflecting proceeds from the Lincoln Park Purchase Agreement of $61.3 million, net proceeds from the first and second tranches of the Term Loan of $29.0 million, proceeds from government assistance of $1.5 million and stock option exercise proceeds of $1.9 million, partially offset by payments for financed Directors and Officers Insurance premiums of $1.4 million.
Net cash provided by financing activities during the nine months ended September 30, 2022 was $39.0 million, primarily reflecting net proceeds received from the Venture Loan and Security Agreement, dated as of March 3, 2022, between D-Wave and its subsidiaries and PSPIB, as lender, for $19.9 million, and net proceeds received from the SIF Loan for $3.1 million.
Contractual Obligations and Commitments
As of September 30, 2023, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Not applicable to Smaller Reporting Companies.
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
Evaluation of Disclosure Controls and Procedures
In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting specifically related to D-Wave’s control environment in relation to our financial statement close process (i.e., lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and to perform sufficient review over certain financial statement areas), as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation to address the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On October 20, 2023, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Shares was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our Common Shares, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. On October 24, 2023, we notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. We can regain compliance at any time within the six-month period following receipt of the NYSE notice if on the last trading day of any calendar month during the cure period our Common Shares have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s rules, if we determine that we will cure the stock price deficiency by taking an action that will require stockholder approval at our next annual meeting of stockholders, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 7, 2023, after nearly 9 years at D-Wave, Victoria Brydon, Chief People Officer, provided her resignation letter and will be leaving the Company as of December 13, 2023.

Item 6. Exhibits

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1	Limited Waiver and Second Amendment to Loan and Security Agreement, dated as of July 13, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 20, 2023
10.2	Third Amendment to Loan and Security Agreement, dated as of July 20, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 21, 2023
10.3	Limited Waiver to Loan and Security Agreement, dated as of July 28, 2023, by and between D-Wave Quantum Inc. and PSPIB Unitas Investments II Inc.	D-Wave Quantum Inc.	10-Q	10.7	August 10, 2023
10.4†	Promotion Letter between Diane Nguyen and D-Wave Commercial Inc., dated July 10, 2023.	D-Wave Quantum Inc.	10-Q	10.13	August 10, 2023
10.5†	Amendment to Full-Time Employment Agreement, between Victoria Brydon and D-Wave Systems Inc., dated July 10, 2023.	D-Wave Quantum Inc.	10-Q	10.14	August 10, 2023
10.6*	Limited Waiver to Loan and Security Agreement, dated as of November 7, 2023, by and between D-Wave Quantum Inc. and PSPIB Unitas Investments II Inc.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#*	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Schema Document
101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
† Indicates management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

D-Wave Quantum Inc.

November 9, 2023	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)