Form 10-K/A
period 2022-12-31
D-Wave Quantum Inc.
filed 2024-03-18
CIK 1907982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   _______________  to _______________

Commission file number 001-41468

D-Wave Quantum Inc.
(Exact name of registrant as specified in its charter)

Delaware		88-1068854
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2650 East Bayshore Road, Palo Alto	California	94303

(604) 630-1428
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	QBTS	New York Stock Exchange
Warrants, each whole warrant exercisable for 1.4541326 shares of common stock at an exercise price of $11.50	QBTS.WT	New York Stock Exchange

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of any error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

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

EXPLANATORY NOTE

D-Wave Quantum Inc. (“D-Wave”, “we”, “our”, “us” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A” or “Amendment No. 1”) to amend and restate certain items in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2023 (the “Original Form 10-K”). This Form 10-K/A includes audited restated consolidated financial statements for the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020, as well as unaudited restated quarterly financial information for the quarterly periods in the fiscal years ended December 31, 2022 and 2021.
Restatement Background
On January 30, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company's management and its current and former independent registered public accounting firms, determined that the Company’s (i) audited financial statements included in the Company’s Original Form 10-K for the periods ended December 31, 2022, 2021, and 2020 (the "Audited Financial Statements"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2023, and (ii) unaudited financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending September 30, 2023 (the "Q3 2023 Form 10-Q"), June 30, 2023 (the "Q2 2023 Form 10-Q"), and March 31, 2023 (the "Q1 2023 Form 10-Q," and together with the Q2 2023 Form 10-Q and the Q3 2023 Form 10-Q, the "2023 Form 10-Qs") (the "unaudited Financial Statements," and together with the Audited Financial Statements, the "Financial Statements"), filed with the SEC on November 9, 2023, August 10, 2023, and May 10, 2023, respectively, as well as the Registration Statements on Forms S-1 and S-4 (Registration Nos. 333-269732, 333-267126, 333-267124 and 333-263573) initially filed with the SEC on February 13, 2023, August 29, 2022, August 29, 2022, and March 15, 2022, respectively which include the Financial Statements (collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on the Financial Statements, should no longer be relied upon. The Company is restating the Financial Statements for the Affected Periods in this Form 10-K/A, and amendments to the 2023 Form 10-Qs (collectively, the “Restatement”).
As described in Item 4.02 of the Company’s Form 8-K filed with the SEC on February 2, 2024, we identified certain misstatements in prior periods’ consolidated financial statements relating to accounting for certain government assistance arrangements originated prior to 2021 in the form of conditionally repayable loans with below-market interest rates (the “Arrangements”)
In connection with the preparation of the financial statements for fiscal year 2023, it was determined that the Arrangements were not properly accounted for. The Company initially accounted for these arrangements by analogizing to IAS 20 and IFRS 9, under which the fair value of the interest rate subsidy is recognized as income and the amount repayable is discounted by imputing a market rate of interest. During the preparation of the financial statements for fiscal year 2023, the Company determined that the debt-like characteristics of the Arrangements placed them in the scope of certain U.S. GAAP guidance that precludes imputation of interest where interest rates are affected by tax attributes or legal restrictions prescribed by a governmental agency. As such, the Company restated other income from government assistance and interest expense on the consolidated statements of operations and research incentives receivable and loans payable on the consolidated balance sheets to eliminate the effect of non-cash interest imputation. An error related to the compound annual growth rate input in the estimation of debt repayment cash flows was also corrected.
Items Amended in this Filing
This Form 10-K/A amends and restates the following items included in the Original Form 10-K as appropriate to reflect the Restatement and revision of the relevant periods:
•Part I, Item 1A-Risk Factors;
•Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part II, Item 8-Financial Statements and Supplementary Data;
•Part II, Item 9A-Controls and Procedures; and
•Part IV, Item 15-Exhibits and Financial Statement Schedules.
The Company is including with this Form 10-K/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1, and 32.2). This Form 10-K/A also contains an updated consent of PricewaterhouseCoopers LLP (Canada) (Exhibit 23.2).

Except as discussed above and as further described in Note 3 to the Consolidated Financial Statements in this Form 10-K/A, the Company has not modified or updated the disclosures presented in the Original Form 10-K to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No.1 may represent management’s views as of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of the Original Filing. Accordingly, this Amended Form 10-K should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A (“Form 10-K/A”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding D-Wave Quantum’s and D-Wave Quantum’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Forward-looking statements in this Form 10-K/A may include, for example, statements about:

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
•changes in D-Wave Quantum’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans, including the potential impact of the Restatement;
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

These forward-looking statements are based on information available as of the date of this Form 10-K/A, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements in making an investment decision with respect to the securities offered under this Form 10-K/A. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond the control of D-Wave Quantum. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements.

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
3

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
•risks stemming from inflation;
•any changes to applicable tax laws, including U.S. tax laws; and
•other risks and uncertainties described in this Form 10-K/A, including those under the section titled “Risk Factors.”

In addition, statements that “D-Wave Quantum believes” and similar statements reflect D-Wave Quantum’s beliefs and opinions on the relevant subject. These statements are based upon information available to D-Wave Quantum as of the date of this Form 10-K/A, and while D-Wave Quantum believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that such party has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

4

Summary of the Risk Factors
The following is a summary of the principal risks described below in this Form 10-K/A. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Form 10-K/A in their entirety, together with our other filings with the SEC, for additional information regarding the material factors that make an investment in our securities speculative or risky. Additional risks beyond those summarized below or discussed elsewhere in this Form 10-K/A may apply to our business and operations as currently conducted or as we may conduct them in the future or to the markets in which we currently, or may in the future, operate. Principal risks and uncertainties facing us include, but are not limited to, the following:
•D-Wave Quantum is in its growth stage which makes it difficult to forecast its future results of operations and its funding requirements.
•D-Wave Quantum has a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future.
•D-Wave Quantum reached a determination to restate certain of its previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues. D-Wave may face litigation and other risks as a result of the classification error and related material weakness in our internal control over financial reporting.
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
2

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
3

Frequently Used Terms

Unless otherwise stated or unless the context otherwise requires, the terms “D-Wave Quantum,” “D-Wave,” “Company,” “the registrant,” “we,” “us” and “our” refers to D-Wave Quantum Inc., a Delaware corporation, together with its subsidiaries.

In addition, in this Form 10-K/A:

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

Hybrid Solver Services, Real Time Access, IDE, Community

Copyright D-Wave Systems Inc. ©

D:Wave

Our Quantum Computers, Developer Tools and Quantum Hybrid Solvers Delivered via QCaaS

We believe we are uniquely positioned to serve the growing market for quantum computing solutions and services. Our revenue is derived from cloud-based QCaaS, which includes access to a quantum computer with more than 5,000 qubits and quantum-classical hybrid solvers that can solve problems with up to one million variables. We also recognize revenue by helping customers build quantum hybrid applications through our professional services offerings. For a breakdown of revenue by type of product or service, please see Note 5 - Revenue from Contracts with Customers included in the notes to our audited consolidated financial statements. While we generate revenue from these products and services, we have a history of net losses since inception and experienced negative cash flows from operations. See “Risk Factors— Risks Related to D-Wave Quantum’s Financial Condition and Status as an Early-Stage Company—We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.”

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

•Advance the science: We advance the science through the pursuit and creation of new knowledge in the quantum space, with the goal of demonstrating customer value and ultimately quantum advantage (i.e., a computational quantum outcome that cannot be achieved by any existing classical computation system) in a growing portfolio of problems. The key elements of this strategy are:

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

Available Information

Our Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits), and any amendment to these reports are filed with the SEC. Such reports and other information filed by us with the SEC and are available free of charge on our website at www.dwavesys.com as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. For the avoidance of doubt, information contained on, or accessible through, our website is not incorporated into, and does not form a part of, this Form 10-K/A or any other report or document we file with the SEC.

Item 1A. Risk Factors
In this section, unless otherwise specified, the terms “we”, “our”, “us,” “D-Wave,” and “D-Wave Quantum” refer to D-Wave Quantum Inc. and its consolidated subsidiaries. You should carefully review and consider the following risk factors in addition to the other information included in this Form 10-K/A, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” , the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and notes to the consolidated financial statements included herein. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on the business, cash flows, financial condition and results of operations of D-Wave Quantum. The risks discussed below may not prove to be exhaustive and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair D-Wave Quantum’s business or financial condition.
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
We have incurred net losses since inception and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of convertible preferred shares, revenue from the sale of our products and services, government assistance and the Venture Loan and Security Agreement, dated as of March 3, 2022, between D-Wave, D-Wave US Inc., D-Wave Government Inc., D-Wave Commercial Inc., D-Wave International Inc., D-Wave Quantum Solutions Inc. and Omni Circuit Boards Ltd., as borrower, and PSPIB Unitas Investments II Inc., as lender. During the year ended December 31, 2022, 2021, and 2020 we incurred net losses of $53.7 million, $41.0 million, and $22.0 million respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we operate as a public company and continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. Due to the large number of DPCM stockholders that exercised their redemption rights in connection with the Transaction, only approximately $9 million of cash from the DPCM Trust Account became available to D-Wave Quantum as of the closing of the Transaction, out of approximately $300 million that had been available, which significantly reduced the potential enhancement to our liquidity and capital resources that was sought to be achieved through the Transaction. If D-Wave is unable to obtain additional financing, operations will be scaled back or discontinued. These conditions give rise to material uncertainties that cast substantial doubt on the ability of D-Wave to continue as a going concern.
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
Our estimates of market opportunity included in this Form 10-K/A may prove to be inaccurate and may not be indicative of our future growth or performance. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. While our estimate of the TAM included in this Form 10-K/A is made in good faith and is based on assumptions and estimates we believe to be reasonable under the circumstances, this estimate may not prove to be accurate. Further, even if the estimate of our market opportunity does prove to be accurate, we could fail to capture significant portions, or any portion, of the available markets. Alternatives to our quantum computing products may present themselves and if they do, could substantially reduce the market for our computing services. Advances in classical computing may prove more robust for longer than currently anticipated and could adversely affect the timing of any quantum advantage being achieved, if at all. Any expansions in our markets depend on a number of factors, including the cost, performance, and perceived value associated with our products and services. In making such forecasts, we rely on data provided by industry sources and customers, among other things, that we have not independently verified and such data may not be accurate, and any inaccuracy will affect the accuracy of our forecasts. The accuracy of our forecasts may also be affected by human error in the interpretation of such data.
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
•countries such as China, Russia, Canada, the United States, Australia and the United Kingdom, and those in the European Union as of the date of this Form 10-K/A and we believe additional countries in the future;
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
We were unable to file the Original Form 10-K by the initial deadline of March 31, 2023, due to the reasons described in the Notification of Late Filing on Form 12b-25, filed with the SEC on April 3, 2023. While we were able to file the Original Form 10-K within the extension period provided pursuant to SEC rules, there is no assurance that we will be able to timely file our periodic reports in the future. Our failure to file periodic and certain current reports with the SEC in a timely manner, among other things, could in the future preclude or delay us from being eligible to use a short form registration statement on Form S-3 to register certain sales of our Common Shares by us or our stockholders and could even result in the delisting and suspension of trading of our Common Shares on the NYSE and/or the revocation of our registration by the SEC.
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
This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 that were restated on Form 10-Q/A filed with the SEC on April 17, 2023, as well as the Restatement reported in this Form 10-K/A (see "Explanatory Note" above). Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness including adding additional qualified accounting personnel with experience with complex GAAP and SEC rules, engaging consultants to assist with the financial statement close process, and segregating duties among accounting personnel to enable adequate review controls. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate at this time but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.
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
We may face litigation and other risks as a result of the classification error and related material weakness in our internal control over financial reporting.
As a result of the classification error and related material weakness described in Part II, Item 9A. Controls and Procedures, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, and contractual or other claims arising from the restatement, material weakness, and the preparation of our financial statements.

As of the date of this Amended Report on Form 10-K/A, we have no knowledge of any such litigation or dispute arising due to the restatement or material weakness. However, we can provide no assurance that any litigation or dispute will not arise in the future. Any litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

The Company reached a determination to restate certain of its previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As described in the Explanatory Note and Note 3 to the Consolidated Financial Statements included in this Form 10-K/A, the Company reached a determination to restate its consolidated financial statements and related disclosures as of and for the Affected Periods attributable to the accounting treatment for certain government assistance arrangements with SIF and TPC that originated prior to 2021 in the form of conditionally repayable loans with below-market interest rates.

As a result, the Company has incurred unanticipated costs for accounting and legal fees in connection with the restatement and has become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of the Company’s financial disclosures and may raise reputational issues for the Company’s business.

We will incur increased costs as a result of our operation as a public company, and our management will be required to devote substantial time and resources to employing new compliance initiatives in order to comply with the regulatory requirements applicable to public companies.
Following the completion of the Transaction, we became a public company and, as a result, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel have and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with D-Wave Quantum or its directors, officers, or other employees, which may discourage such lawsuits against D-Wave Quantum and its directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the D-Wave Quantum Charter to be inapplicable or unenforceable in an action, D-Wave Quantum may incur additional costs associated with resolving such action in other jurisdictions, which could harm D-Wave Quantum’s business, results of operations, and financial condition.
Because D-Wave Quantum has no current plans to pay cash dividends on Common Shares for the foreseeable future, you may not receive any return on investment unless you sell Common Shares for a price greater than that which you paid for it.
D-Wae Quantum has not paid any dividends to its stockholders and has no intention to pay dividends on Common Shares for the foreseeable future. D-Wave Quantum’s board of directors will consider whether or not to institute a dividend policy. The determination to pay dividends will depend on many factors, including, among others, D-Wave Quantum’s financial condition, current and anticipated cash requirements, contractual restrictions and financing agreement covenants, solvency tests imposed by applicable corporate law and other factors that D-Wave Quantum’s board of directors may deem relevant. In addition, D-Wave Quantum’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur. As a result, you may not receive any return on an investment in Common Shares unless you sell Common Shares for a price greater than that which you paid for it. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Form 10-K/A. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those risk factors applicable to D-Wave and its business referenced under the section titled “Risk Factors” elsewhere in this Form 10-K/A. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the Closing while "D-Wave Systems" refers to D-Wave Systems Inc. prior to the Closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Form 10-K/A. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
Restatement of Previously Issued Consolidated Financial Statements
In this Annual Report on Form 10-K/A, we have restated our previously issued Audited Financial Statements, Refer to the “Explanatory Note” preceding “Item 1. Business” for background on the restatement, the fiscal periods impacted and other information. As a result, we have also restated certain previously reported financial information as of December 31, 2022 and December 31, 2021, and for the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020, in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 3 - Restatement of Previously Issued Consolidated Financial Statements,” for additional information related to the Restatement. We have also provided restated information for the Unaudited Periods in the separate section entitled "Restated Selected Unaudited Quarterly Financial Data."
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
During the years ended December 31, 2022, 2021, and 2020, we generated revenue totaling $7.2 million, $6.3 million, and $5.2 million respectively. We have incurred significant operating losses since inception. For the years ended December 31, 2022, 2021, and 2020 our net loss was $53.7 million, $41.0 million, and $22.0 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of December 31, 2022, we had an accumulated deficit of $400.3 million.
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
In connection with the Merger, approximately 29.1 million shares of DPCM Class A Common Stock were redeemed, which represented a significant portion of the publicly traded shares of DPCM outstanding immediately prior to the Merger and resulted in only approximately $9.0 million of cash from the DPCM Trust Account becoming available to us. As discussed elsewhere in this Form 10-K/A, we entered into the Purchase Agreement, pursuant to which Lincoln Park agreed to purchase up to $150.0 million of Common Shares through the Purchase Agreement (subject to certain limitations contained in the Purchase Agreement) from time to time over a 36-month period, to assist us in meeting our capital requirements. However, we may not sell any Common Shares to Lincoln Park unless and until the price of our Common Shares subsequently exceeds the Floor Price of $1.00. Since February 14, 2023, our stock price has closed each day below the $1.00 Floor Price. The resale of our Common Shares by Lincoln Park related to the Purchase Agreement was registered under the Securities Act pursuant to the First LP Registration Statement. On February 13, 2023 we filed the Second LP Registration Statement to register the sale of additional shares related to the Purchase Agreement. Such registration statement is not yet effective.
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
Government Assistance (As Restated)
US GAAP for profit-oriented entities does not define government assistance; nor is there specific guidance applicable to government assistance. We receive various forms of government assistance including (i) government grants and (ii) investment credits.
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
Other income (expense), net
Our other income (expense), net is primarily comprised of change in fair value of warrant liabilities assumed by D-Wave as part of the Merger (see Note 4 included in the notes to our consolidated financial statements for the year ended December 31, 2022 included elsewhere in this Form 10-K/A), gain on investment in marketable securities, government assistance, interest expense, non-cash interest income on SIF and other miscellaneous income and expense unrelated to our core operations.

Results of Operations (As Restated)
The following table sets forth our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Restated)	(As Restated)
Revenue	$7,173	$6,279	$5,160
Cost of revenue	2,923	1,750	915
Total gross profit	4,250	4,529	4,245
Operating expenses:
Research and development	32,101	25,401	20,411
General and administrative	21,539	11,897	11,587
Sales and marketing	10,068	6,179	3,714
Total operating expenses	63,708	43,477	35,712
Loss from operations	(59,458)	(38,948)	(31,467)
Other income (expense), net:
Interest expense	(2,335)	(4,013)	(5,178)
Gain on debt extinguishment	—	—	3,873
Gain on settlement of warrant liability	—	—	7,836
Gain on investment in marketable securities	—	1,163	—
Change in fair value of warrant liabilities	6,173	—	—
Lincoln Park Purchase Agreement issuance costs	(629)	—	—
Other income, net	2,547	825	2,969
Total other income, net	$5,756	$(2,025)	$9,500
Net loss	$(53,702)	$(40,973)	$(21,967)
Foreign currency translation adjustment, net of tax	41	15	(82)
Net comprehensive loss	$(53,661)	$(40,958)	$(22,049)
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
Other Income (Expense), net (As Restated)
Interest Expense

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Interest expense	$(2,335)	$(4,013)	$1,678	(42)%
Interest expense decreased by $1.7 million, or 42%, to $2.3 million for the year ended December 31, 2022 as compared to $4.0 million for the year ended December 31, 2021. The decrease was due to a decrease in the catch-up method adjustment to the SIF Loan balance (see Note 9 to the accompanying consolidated financial statements). This was partly offset by a higher average debt balance throughout 2022 driven primarily by the $15.0 million Venture Loan (as defined below) that became effective on March 3, 2022, which was increased by an additional $5.0 million loan tranche on June 30, 2022, and was paid off on August 5, 2022.
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
Change in fair value of warrant liabilities increased by $6.2 million for the year ended December 31, 2022 as compared to nil for the year ended December 31, 2021. In August 2022, we assumed the warrant liabilities from DPCM as part of the Merger. See Note 2 and Note 12 of our audited consolidated financial statements as of and for the year ended December 31, 2022 included elsewhere in this Form 10-K for details regarding our warrants.
Lincoln Park Purchase Agreement issuance costs

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Lincoln Park Purchase Agreement issuance costs	$(629)	$—	$(629)	100%
Lincoln Park Purchase Agreement issuance costs increased by $0.6 million for the year ended December 31, 2022 as compared to nil for the year ended December 31, 2021.
Other income (expense), net

	Year Ended December 31,		Change
(In thousands, except percentages)	2022	2021	Amount	%
Other income, net	$2,547	$825	$1,722	209%
Other income (expense), net increased by $1.7 million or 209%, to $2.5 million for the year ended December 31, 2022 as compared to $0.8 million for the year ended December 31, 2021. The increase was largely driven by the net impact of foreign exchange gains.
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

Other Income (Expense), net (As Restated)
Interest Expense (As Restated)

	Year Ended December 31,		Change
	2021	2020	Amount	%
(In thousands, except percentages)	(As Restated)	(As Restated)
Interest expense	$(4,013)	$(5,178)	$1,165	(22)%
Interest expense decreased by $1.2 million, or 22%, to $4.0 million for the year ended December 31, 2021 as compared to $5.2 million for the year ended December 31, 2020. The decrease was driven by the retirement of our interest-bearing convertible notes in April 2020, partly offset by interest on the SIF Loan originated in 2021.
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

Other income, net

	Year Ended December 31,		Change
(In thousands, except percentages)	2021	2020	Amount	%
Other income, net	$825	$2,969	$(2,144)	(72)%
Other income, net decreased $2.1 million, or 72%, to $0.8 million for the year ended December 31, 2021 as compared to $3.0 million for the year ended December 31, 2020. The decrease was largely driven by a reduction of prior period government assistance received from SDTC for our research and development initiatives of $2.4 million, partially offset by the net impact of foreign exchange gains and losses of $0.2 million.

Liquidity and Capital Resources (As Restated)
We have incurred net losses and experienced negative cash flows from operations since inception. To date, our primary sources of capital have been through private placements of convertible preferred shares, private placements of common stock, revenue from the sale of our products and services, government assistance and the Venture Loan. During the years ended December 31, 2022, 2021, and 2020 we incurred net losses of $53.7 million, $41.0 million, and $22.0 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. Due to the large number of DPCM stockholders that exercised their redemption rights in connection with the Merger, only approximately $9.0 million of cash from the $300.0 million DPCM Trust Account became available to us as of the closing of the Merger, which significantly reduced the potential enhancement to our liquidity and capital resources that was sought to be achieved through the Merger. If we are unable to obtain additional financing, operations will be scaled back or discontinued. These conditions give rise to material uncertainties that cast substantial doubt on our ability to continue as a going concern.
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors—Risks Related to D-Wave Quantum’s Business and Industry” in this Form 10-K/A.

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

Lincoln Park Purchase Agreement
As of December 31, 2022, the Company received $4.2 million in proceeds through the issuance of 1,878,806 Common Shares to Lincoln Park under the Purchase Agreement, excluding the commitment shares. Between January 1, 2023 and February 10, 2023, the Company received $15.7 million in proceeds through the issuance of 13,239,654 Common Shares to Lincoln Park under the Purchase Agreement. Under the terms of the Purchase Agreement, the Company is unable to sell shares if the market price of the Company's Common Stock is less than $1.00 per share (the "Floor Price"). The Company's Common Stock has traded below the Floor Price for extended periods, and there can be no assurance that the market price of the Company's Common Stock will meet or exceed the Floor Price in the future.
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
Cash Flows (As Restated)
The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Restated)	(As Restated)
Net cash (used in) provided by:
Operating Activities	$(45,226)	$(34,800)	$(29,287)
Investing Activities	(498)	(1,999)	(789)
Financing Activities	43,265	24,913	43,144
Effect of exchange rate changes on cash and cash equivalents	41	34	(13)
Net (decrease) increase in cash and cash equivalents	$(2,418)	$(11,852)	$13,055
Cash Flows Used in Operating Activities (As Restated)
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
Net cash used in operating activities during the year ended December 31, 2022 was $45.2 million, resulting primarily from a net loss of $53.7 million, adjusted for non-cash charges of $9.2 million in stock-based compensation, $6.2 million in change in fair value of Public and Private Warrants, $2.3 million in depreciation and amortization, including amortization of operating right of use assets, $1.8 million in interest expense on the Venture Loan, $2.5 million in unrealized foreign exchange gain, $0.2 million in non-cash interest expense on government loans, $0.6 million in Lincoln Park Purchase Agreement issuance costs, $0.1 million of other non-cash charges, $3.0 million in working capital adjustments, $0.2 million in amortization on the Venture Loan, and $0.1 million in realized loss on issuance of shares under the Lincoln Park Purchase Agreement.
Net cash used in operating activities during the year ended December 31, 2021 was $34.8 million, resulting primarily from a net loss of $41.0 million, adjusted for non-cash charges of $2.6 million in depreciation and amortization including amortization of operating right of use assets, $1.7 million in stock-based compensation, $4.0 million in interest on government loans, $1.2 million in gain on D-Wave Systems' marketable securities, $1.2 million in working capital adjustments, $0.1 million in unrealized foreign exchange gain and $0.3 million of other non-cash charges.
Net cash used in operating activities during the year ended December 31, 2020 was $29.3 million, resulting primarily from a net loss of $22.0 million, adjusted for $7.8 million in gain on settlement of our warrant liability, $7.1 million in working capital adjustments, $3.9 million in gain on extinguishment of debt from our convertible notes, $5.1 million in interest expense on convertible notes, $3.0 million in stock-based compensation, non-cash charges of $2.7 million in depreciation and amortization including amortization of operating right of use assets and $0.7 million of other non-cash charges.

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
(2)Promissory notes – related party are described in Note 14 - Promissory Note - Related Party of the Notes to Consolidated Financial Statements included herein.
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

Critical Accounting Estimates
Our consolidated financial statements included in this Form 10-K/A have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions that affect the reported amounts and related disclosures for the periods presented. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly. Additionally, changes in assumptions, estimates or assessments due to unforeseen events or otherwise could have a material impact on our financial position or results of operations.
The critical accounting estimates, assumptions and judgements we believe to have the most significant impact on our audited annual consolidated financial statements are described below. See Note 2 to the audited consolidated financial statements included elsewhere in this Form 10-K/A for additional information related to critical accounting estimates and significant accounting policies.
Government assistance (As Restated)
US GAAP for profit-oriented entities does not define government assistance; nor is there specific guidance applicable to government assistance.
We receive various forms of government assistance including (i) government grants, (ii) investment credits and (iii) conditionally repayable loans with below-market interest rates (see Sales of future revenues - debt (As Restated) below).
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
Sales of future revenues - debt (As Restated)
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million ("the SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 9 to the accompanying consolidated financial statements for additional information concerning the SIF Loan.

The Company accounted for the SIF Loan using the "sale of future revenues" guidance outlined in ASC 470-10-25 and concluded that the arrangement should be treated as debt rather than deferred revenue. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the effective interest rate. The liability is classified as non-current at December 31, 2022 and 2021, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
As the SIF Loan is a government assistance arrangement in the form of a conditionally repayable loan with a below-market interest rate, a market rate of interest is not imputed, in accordance with the scope limitations of ASC 835.
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
Recently Issued and Adopted Accounting Standards
A discussion of recent accounting pronouncements is included in Note 2 to our audited consolidated financial statements included elsewhere in this Form 10-K/A.

JOBS Act Accounting Election
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, as an emerging growth company we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. In addition, as an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. D-Wave Quantum will take advantage of these exemptions until such time that it is no longer an emerging growth company. D-Wave Quantum will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement; (ii) the last day of the fiscal year in which its total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which it has issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which it is deemed to be a large accelerated filer under the rules of the SEC.
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
Evaluation of Disclosure Controls and Procedures
In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K/A.
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
This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 that were restated on the Form 10-Q/A filed on April 18, 2023, as well as the errors that led to this restatement of the Affected Periods on this Amendment No. 1.

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
Management’s Report on Internal Control over Financial Reporting
This Form 10-K/A does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
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

(3)Exhibits. See Item 15(b) below.

(b)Exhibits

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated February 7, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	2.1	March 15, 2022
2.2	Amendment to Transaction Agreement, dated June 16, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	2.2	June 23, 2022
3.1	Amended and Restated Certificate of Incorporation of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.4	March 15, 2022
3.2	Amended and Restated Bylaws of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.5	March 15, 2022
3.3	Certificate of Designations of Special Voting Preferred Stock of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	3.6	May 27, 2022
4.1	Specimen Common Stock Certificate of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	4.1	May 27, 2022
4.2*	Description of Securities of D-Wave Quantum Inc.
4.3	Warrant Agreement, dated October 20, 2020, between Continental Stock Transfer & Trust Company and DPCM Capital, Inc.	DPCM Capital, Inc.	8-K	4.1	October 2, 2020
4.4	Assignment, Assumption and Amendment Agreement, dated August 5, 2022, among DPCM Capital, Inc., D-Wave Quantum Inc., Continental Stock Transfer & Trust Company, Computer share Inc., and Computer share Trust Company, N.A.	D-Wave Quantum Inc.	8-K	4.3	August 10, 2022
4.5	Exchangeable Share Provisions.	D-Wave Quantum Inc.	S-4/A	4.7	May 27, 2022
10.1	Plan of Arrangement.	DPCM Capital, Inc.	8-K	10.1	February 11, 2022
10.2	Registration Rights and Lock-Up Agreement.	D-Wave Quantum Inc.	8-K	10.2	August 10, 2022

10.3	Form of PIPE Subscription Agreement.	DPCM Capital, Inc.	8-K	10.5	February 11, 2022
10.4	Exchangeable Share Support Agreement.	D-Wave Quantum Inc.	8-K	10.4	August 10, 2022
10.5	Voting and Exchange Trust Agreement.	D-Wave Quantum Inc.	8-K	10.5	August 10, 2022
10.6	Amended and Restated Sponsor Support Agreement.	D-Wave Quantum Inc.	S-4/A	10.10	June 23, 2022
10.7†	Agreement, dated as of September 22, 2005, between Her Majesty the Queen in Right of Canada as represented by the Minister of Industry and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.16	March 15, 2022
10.8	Contribution Agreement, dated as of July 10, 2018, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.17	March 15, 2022
10.9†	Amendment No. 1 to Contribution Agreement, dated as of May 25, 2020, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	10.18	May 27, 2022
10.10†	Agreement, dated as of November 20, 2020, among D-Wave Systems Inc., DWSI Holdings Inc., each as recipients, and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.19	May 27, 2022
10.11	Amendment Agreement No. 1 to Agreement, dated as of August 24, 2021, between D-Wave Systems Inc., (resulting from the amalgamation of D-Wave Systems Inc. with its parent company DWSI Holdings Inc.) and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4	10.20	March 15, 2022
10.12	Triple Net Lease, dated as of January 15, 2013, between Embarcadero Joint Venture and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.21	March 15, 2022
10.13	First Amendment to Lease, dated as of January 29, 2018, between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	S-4	10.22	March 15, 2022
10.14	Second Amendment to the Lease, dated as of September 9, 2022, between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	8-K	10.1	December 28, 2022
10.15	Lease Agreement, dated as of July 25, 2012, among 0727219 Ltd., PCI Beta Holdings Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.23	March 15, 2022
10.16	Amendment of Lease, dated as of October 11, 2012, among 0727219 Ltd., PCI Canada Way Limited Partnership and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.24	March 15, 2022
10.17	Lease Extension and Modification Agreement, dated as of November 8, 2021, between Redstone Enterprises Ltd. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.25	March 15, 2022
10.18†	Lease Agreement, dated as of December 15, 2017, between 0937847 B.C. Ltd. and Omni Circuit Boards Ltd.	D-Wave Quantum Inc.	S-4	10.26	March 15, 2022
10.19†	Lease Renewal Agreement, dated as of October 14, 2022, to the Lease Agreement, dated as of December 15, 2017, between 0937847 B.C. Ltd. and Omni Circuit Boards Ltd.	D-Wave Quantum Inc.	8-K	10.1	December 21, 2022
10.20†	Agreement for Pilot Line Operation, dated as of July 31, 2006, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.27	March 15, 2022

10.21†	Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.28	March 15, 2022
10.22#†	Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz.	D-Wave Quantum Inc.	S-4	10.29	March 15, 2022
10.23#†	Form of DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement—Option between Alan Baratz and DWSI Holdings Inc.	D-Wave Quantum Inc.	S-4	10.30	March 15, 2022
10.24#†	Full-time Employment Agreement dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich.	D-Wave Quantum Inc.	S-4	10.31	March 15, 2022
10.25#†	Form of D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement—Option between John Markovich and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.32	March 15, 2022
10.26#	DWSI Holdings Inc. 2020 Equity Incentive Plan.	D-Wave Quantum Inc.	S-4	10.35	March 15, 2022
10.27	Form of Indemnification Agreement of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	10.36	May 27, 2022
10.28#	2022 Equity Incentive Plan.	D-Wave Quantum Inc.	8-K	10.29	August 10, 2022
10.29#	2022 Employee Stock Purchase Plan.	D-Wave Quantum Inc.	8-K	10.30	August 10, 2022
10.30	Venture Loan and Security Agreement, dated as of March 3, 2022, between D-Wave, D-Wave US Inc., D-Wave Government Inc., D-Wave Commercial Inc., D-Wave International Inc., D-Wave Quantum Solutions Inc. and Omni Circuit Boards Ltd., as Borrower, and PSPIB Unitas Investments II Inc., as Lender.	D-Wave Quantum Inc.	S-4/A	10.39	March 15, 2022
10.31	DWSI Holdings Inc. Warrant Certificate for Purchase of Preferred Shares dated as of November 24, 2020 held by Amazon.com NV Investment Holdings LLC.	D-Wave Quantum Inc.	S-4/A	10.40	March 15, 2022
10.32	Form of Performance Guarantee of D-Wave Quantum Inc. to Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.41	May 27, 2022
10.33	Purchase Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.43	June 23, 2022
10.34	Registration Rights Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.44	June 23, 2022
10.35	Amended and Restated Side Letter Agreement, dated as of September 26, 2022, among D-Wave Quantum Inc. and Public Sector Pension Investment Board.	D-Wave Quantum Inc.	8-K	10.1	September 27, 2022
10.36#†	Amendment No. 1 to the Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz, dated October 27, 2022.	D-Wave Quantum Inc.	8-K	10.2	November 2, 2022
10.37*#†	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement (Executive Officer)	D-Wave Quantum Inc.	8-K	10.3	November 2, 2022
10.38#	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Option Award Agreement.	D-Wave Quantum Inc.	S-1	10.38	February 13, 2023

10.39#†	Full-time Employment Agreement dated as of February 20, 2015, between D-Wave Systems Inc. and Victoria Brydon, as amended.	D-Wave Quantum Inc.	S-1	10.39	February 13, 2023
10.40#†	Form of DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement—Option between Victoria Brydon and DWSI Holdings Inc.	D-Wave Quantum Inc.	S-1	10.4	February 13, 2023
10.41†	Thirteenth Amendment, dated March 1, 2023, between D-Wave Systems Inc. and SkyWater Technology Foundry, Inc. to the Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended and assigned to SkyWater Technology Foundry, Inc.	D-Wave Quantum Inc.	8-K	10.1	March 3, 2023
10.42*#†	Amendment No. 1 to the Full-Time Employment Agreement, dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich, dated September 20, 2022	D-Wave Quantum Inc.	10-K	10.42	April 18, 2023
10.43*#	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement (CEO)	D-Wave Quantum Inc.	10-K	10.43	April 18, 2023
10.44*#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - John Markovich	D-Wave Quantum Inc.	10-K	10.44	April 18, 2023
10.45*#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - Alan Baratz 2022(1)	D-Wave Quantum Inc.	10-K	10.45	April 18, 2023
10.46*#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - Alan Baratz 2022(2)	D-Wave Quantum Inc.	10-K	10.46	April 18, 2023
10.47*#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement – Victoria Brydon 2022(2)	D-Wave Quantum Inc.	10-K	10.47	April 18, 2023
21.1*	List of subsidiaries of D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K	21.1	April 18, 2023
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of D-Wave Systems Inc.	D-Wave Quantum Inc.	10-K	23.1	April 18, 2023
23.2***	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of D-Wave Systems Inc.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed with the Original Report.
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
*** Filed herewith
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

D-Wave Quantum Inc.

March 15, 2024	By:	/s/ Alan Baratz
Alan Baratz
Chief Executive Officer and President

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of D-Wave Quantum Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of D-Wave Quantum Inc. and its subsidiaries (together, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operating activities and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Restatement of Previously Issued Financial Statements
As discussed in note 3 to the consolidated financial statements, the Company has restated its 2022, 2021 and 2020 consolidated financial statements to correct errors.
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

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada
April 18, 2023, except for the effects of the restatement discussed in note 3 to the consolidated financial statements, as to which the date is March 15, 2024

We served as the Company’s auditor from 2010 to 2023

D-Wave Quantum Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
(In thousands, except share and per share data)	(As Restated)	(As Restated)
Assets
Current assets:
Cash	$7,065	$9,483
Trade accounts receivable, net	757	421
Receivable research incentives	264	1,632
Inventories	2,196	2,114
Prepaid expenses and other current assets	3,643	1,116
Deferred offering costs	—	1,250
Total current assets	13,925	16,016
Property and equipment, net	2,294	3,249
Operating lease right-of-use assets	9,133	8,578
Intangible assets, net	244	272
Other noncurrent assets	1,351	1,353
Total assets	$26,947	$29,468
Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$3,756	$2,109
Accrued expenses and other current liabilities	6,687	3,594
Current portion of operating lease liabilities	1,533	1,687
Loans payable, net, current	1,863	393
Deferred revenue, current	1,781	2,665
Promissory notes - related party	420	—
Total current liabilities	16,040	10,448
Warrant liabilities	1,892	—
Operating lease liabilities, net of current portion	7,301	6,990
Loans payable, net, noncurrent	31,168	30,314
Deferred revenue, noncurrent	9	54
Other noncurrent liabilities	—	18
Total liabilities	$56,410	$47,824
Commitments and contingencies (Note 15)
Stockholders' deficit:
Non-redeemable convertible preferred stock*, no par value; nil shares and 122,564,333 shares authorized as of December 31, 2022 and December 31, 2021, respectively; nil shares and 122,564,333 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	$—	$189,881
Common stock*, par value $0.0001 per share; 675,000,000 shares and unlimited shares authorized at December 31, 2022 and December 31, 2021, respectively; 113,335,530 shares and 2,817,498 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	11	—
Additional paid-in capital	381,274	148,850
Accumulated deficit	(400,346)	(346,644)
Accumulated other comprehensive loss	(10,402)	(10,443)
Total stockholders' deficit	(29,463)	(18,356)
Total liabilities and stockholders’ deficit	$26,947	$29,468
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2022	2021	2020
(In thousands, except share and per share data)	(As Restated)	(As Restated)	(As Restated)
Revenue	$7,173	$6,279	$5,160
Cost of revenue	2,923	1,750	915
Total gross profit	4,250	4,529	4,245
Operating expenses:
Research and development	32,101	25,401	20,411
General and administrative	21,539	11,897	11,587
Sales and marketing	10,068	6,179	3,714
Total operating expenses	63,708	43,477	35,712
Loss from operations	(59,458)	(38,948)	(31,467)
Other income (expense), net:
Interest expense	(2,335)	(4,013)	(5,178)
Gain on debt extinguishment	—	—	3,873
Gain on settlement of warrant liability	—	—	7,836
Gain on investment in marketable securities	—	1,163	—
Change in fair value of warrant liabilities	6,173	—	—
Lincoln Park Purchase Agreement issuance costs	(629)	—	—
Other income, net	2,547	825	2,969
Total other income, net	5,756	(2,025)	9,500
Net loss	$(53,702)	$(40,973)	$(21,967)
Net loss per share, basic and diluted	$(0.45)	$(0.33)	$(0.17)
Weighted-average shares * used in computing net loss per share, basic and diluted	119,647,777	125,342,746	127,161,731
Comprehensive loss:
Net loss	$(53,702)	$(40,973)	$(21,967)
Foreign currency translation adjustment, net of tax	41	15	(82)
Net comprehensive loss	$(53,661)	$(40,958)	$(22,049)
* Weighted-average shares have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)

	Stockholders’ Equity (Deficit)
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares (1)	Amount	Shares (1)	Amount
Balances at December 31, 2019	135,012,939	$152,091	15,220,212	$16,337	$21,784	$(283,704)	$(10,376)	$(103,868)
Retroactive adjustment for Merger* (Note 4)	(14,897,733)	—	(1,679,444)	(16,337)	16,337	—	—	—
Adjusted balances at December 31, 2019	120,115,206	152,091	13,540,768	—	38,121	(283,704)	(10,376)	(103,868)
D-Wave exercise of stock options	—	—	10,009	—	4	—	—	4
D-Wave stock-based compensation	—	—	—	—	269	—	—	269
D-Wave issuance of preferred stock pursuant to exercise of warrants	278,604	818	—	—	—	—	—	818
D-Wave share issuance costs	—	(110)	—	—	—	—	—	(110)
D-Wave stock exchanged on transaction	(120,393,810)	(152,799)	(13,550,777)	—	(16,347)	—	—	(169,146)
Old DWSI Common Stock exchanged on transaction	—	—	2,723,014	—	8,457	—	—	8,457
Old DWSI Class A Preferred Stock issued on D-Wave preferred stock conversion	24,078,762	47,336	—	—	113,354	—	—	160,690
Old DWSI Class B Preferred Stock issued for cash	48,004,778	43,679	—	—	—	—	—	43,679
Old DWSI Class B Preferred Stock issued on D-Wave convertible debt transfer	50,480,793	99,298	—	—	—	—	—	99,298
Old DWSI share issuance costs	—	(432)	—	—	—	—	—	(432)
Old DWSI fair value of warrants issued for services	—	—	—	—	450	—	—	450
Old DWSI exercise of stock options	—	—	890	—	1	—	—	1
Old DWSI stock-based compensation	—	—	—	—	2,720	—	—	2,720
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(82)	(82)
Net loss	—	—	—	—	—	(21,967)	—	(21,967)
Balances at December 31, 2020 (As Restated)	122,564,333	$189,881	2,723,904	$—	$147,029	$(305,671)	$(10,458)	$20,781
Exercise of stock options	—	—	93,595	—	82	—	—	82
Stock-based compensation	—	—	—	—	1,739	—	—	1,739
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	(40,973)	—	(40,973)
Balances at December 31, 2021 (As Restated)	122,564,333	$189,881	2,817,499	$—	$148,850	$(346,644)	$(10,443)	$(18,356)
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Merger (Note 4)	(122,564,333)	(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the Lincoln Park Purchase Agreement (Note 17)	—	—	2,260,346	—	7,596	—	—	7,596
Merger, net of redemptions and transaction costs (Note 4)	—	—	4,327,512	—	(16,242)	—	—	(16,242)
Issuance of common stock in connection with the PIPE Investment (Note 4)	—	—	5,816,528	1	39,999	—	—	40,000
Exercise of stock options	—	—	1,228,268	—	1,077	—	—	1,077
Exercise of warrants	—	—	121,261	—	959	—	—	959
Stock-based compensation	—	—	—	—	9,164	—	—	9,164
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	41	41
Net loss	—	—	—	—	—	(53,702)	—	(53,702)
Balances at December 31, 2022 (As Restated)	—	$—	113,335,530	$11	$381,274	$(400,346)	$(10,402)	$(29,463)
(1) The shares of the Company's non-redeemable convertible preferred stock and common stock, prior to the Merger have been retrospectively restated to reflect the Conversion Ratio of 0.889657 established in the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021	2020
(in thousands)	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(53,702)	$(40,973)	$(21,967)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,423	1,534	1,886
Allowance for doubtful accounts	1	—	—
Stock-based compensation	9,164	1,739	2,989
Amortization of operating right-of-use assets	910	1,068	840
Provision for excess and obsolete inventory	66	269	246
Non-cash interest expense on convertible debt	—	—	5,095
Non-cash interest expense on government payable	185	4,007	58
Venture Loan interest and final payment fee	1,808	—	—
Amortization of Venture Loan commitment fee	(175)	—	—
Fair value of warrants issued for services	—	—	451
Non-cash lease expense	—	—	201
Non-cash Lincoln Park Purchase Agreement issuance costs	629	—	—
Change in fair value of Public Warrant liability and Private Warrant liability	(6,173)	—	—
Interest benefit on debt	—	(19)	—
Gain on settlement of warrant liability	—	—	(7,836)
Gain on marketable securities	—	(1,163)	—
Gain on debt extinguishment	—	—	(3,873)
Unrealized foreign exchange gain	(2,459)	(77)	(287)
Realized loss on issuance of shares under the Lincoln Park Purchase Agreement	75	—	—
Change in operating assets and liabilities:
Trade accounts receivable	(337)	163	8,002
Research incentives receivable	1,332	2,236	(9,053)
Inventories	(148)	182	(652)
Prepaid expenses and other current assets	(387)	(1,012)	(16)
Trade accounts payable	3,597	(379)	1,279
Accrued expenses and other current liabilities	715	558	(5,579)
Deferred revenue, current	(929)	(1,902)	(335)
Operating lease liability	(821)	(1,031)	(736)
Net cash used in operating activities	(45,226)	(34,800)	(29,287)
Cash flows from investing activities:
Purchase of property and equipment	(423)	(1,774)	(736)
Purchase of software	(75)	(225)	(53)
Net cash used in investing activities	(498)	(1,999)	(789)
Cash flows from financing activities:
Proceeds from issuance of preferred stock for cash	—	—	43,679
Proceeds from issuance of common stock from the PIPE investment (Note 3)	40,000	—	—
Merger, net of redemption and transaction costs (Note 3)	4,100	—	—
Transaction costs paid directly by D-Wave Systems	(6,528)	—	—
Proceeds from exercise of Public Warrants	924	—	—
Proceeds from government assistance	3,159	25,147	—
Share issuance costs	—	—	(542)
Proceeds from issuance of common stock upon exercise of stock options	1,077	85	5
Proceeds from debt financing	20,000	111	—
Proceeds from Lincoln Park Purchase Agreement	4,250	—	—
Debt payments	(21,511)	(31)	—
Venture Loan interest and final payment fee	(1,808)	—	—
Government loan payment	(398)	(399)	—
Proceeds from exercise of warrants	—	—	2
Net cash provided by financing activities	43,265	24,913	43,144
Effect of exchange rate changes on cash and cash equivalents	41	34	(13)
Net (decrease) increase in cash and cash equivalents	$(2,418)	$(11,852)	$13,055
Cash and cash equivalents at beginning of period	$9,483	$21,335	$8,280
Cash and cash equivalents at end of period	$7,065	$9,483	$21,335
Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$360	$11,870	$4,932
Increase in operating lease liability and right-of-use asset due to resolution of contingency	1,113	—	—
Purchases/(sales) of property and equipment included in accounts payable/(accounts receivable)	66	14	(79)
Initial value of promissory notes recognized in connection with closing of the Merger	420	—	—
Initial warrant liabilities recognized in connection with closing of the Merger	8,100	—	—
Non-cash Merger financing	5,294	—	—
Non-cash Directors and Officers Insurance	2,893	—	—
Issuance of shares for payment of Lincoln Park Purchase Agreement commitment fee	3,271	—	—
Conversion of convertible preferred stock to common stock	189,871	—	—
Cash payments included in the measurement of operating lease liabilities	—	1,573	1,474
Unpaid deferred costs	—	1,142	—

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

Restatement of Previously Issued Consolidated Financial Statements
As described in Note 3 - Restatement of Previously Issued Consolidated Financial Statements, our consolidated financial statements for fiscal years 2022, 2021, and 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (this “Amendment No.1”, this “Annual Report” or this “Form 10-K/A”) to reflect the corrections related to the accounting treatment of certain government assistance arrangements in the form of conditionally repayable loans with below-market interest rates (the "Arrangements"). The restated consolidated financial statements are indicated as “Restated” in the audited consolidated financial statements and accompanying notes, as applicable. See Note 3 - Restatement of Previously Issued Consolidated Financial Statements for further discussion.

Liquidity and going concern
The Company has prepared its consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2022, the Company had an accumulated deficit of $400.3 million. For the years ended December 31, 2022, 2021 and 2020, the Company incurred a net loss of $53.7 million, $41.0 million, and $22.0 million, respectively, and the Company had net cash outflows from operating activities of $45.2 million, $34.8 million and $29.3 million, respectively. As of December 31, 2022, the Company had $7.1 million of cash and a working capital (current assets less current liabilities) deficit of $2.1 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
On August 5, 2022, the Company completed a Merger with DPCM. The Company received gross proceeds of $49.0 million from the PIPE Investment (as defined below) and the DPCM trust account. $21.8 million of the gross proceeds was used to repay the Venture Loan obligations and $14.2 million was used to pay for the Company's transaction costs, including DPCM's transaction costs, associated with the Merger.
On April 13, 2023, the Company entered into a Term Loan and Security Agreement (the "Term Loan"), by and between the Company and PSPIB Unitas Investments II Inc., ("PSPIB" or the "Lender") with an aggregate principal amount of $50.0 million to be made available to the Company, as defined in the Term Loan and Security Agreement, in three tranches (Refer to Note 19 - Subsequent Events). The first tranche, in an aggregate principal amount of $15.0 million was advanced to the Company on April 14, 2023, with the second and third tranches, of $15.0 million and $20.0 million, respectively, to be made available to the Company subject to certain conditions. Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The second tranche, that shall be available to the Company as of July 12, 2023, is subject to the Company providing the Lender with an IP valuation report, a board-approved operating budget for 2023 through 2027, and SIF’s consent to the grant of security interests in the Project IP associated with the SIF Loan. The third tranche, that shall be available to the Company as of October 10, 2023, is subject to the Company closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, providing the Lender with an IP valuation report, and a board-approved operating budget for 2023 through 2027. Each tranche is subject to a 2.0% drawdown fee and the Term Loan matures on March 31, 2027. The initial $15.0 million tranche provides the Company with a two month cash runway. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the second and third tranches.
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

In conjunction with the Merger, the Company and D-Wave Systems entered into a Purchase Agreement with Lincoln Park on June 16, 2022 which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of Common Shares through June 15, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at which the Company may not sell to Lincoln Park any Common Shares. As of December 31, 2022, the Company has received $4.2 million in proceeds through the issuance of 1,878,806 Common Shares to Lincoln Park under the Purchase Agreement. Subsequent to December 31, 2022, D-Wave continued to make sales pursuant to the Lincoln Park Purchase Agreement when the market price of the Company's shares was above the floor price of $1.00 (see Note 19). On February 13, 2023, the Company filed an S-1 registration statement with the SEC to register an additional 35.0 million shares of Common Shares under the Purchase Agreement with Lincoln Park. Since February 13, 2023, the Company's share price has been below the floor price of $1.00 and the Company may not sell shares to Lincoln Park. There is no assurance when the Company might be able to make sales to Lincoln Park in the future.
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

Public Warrants and Private Warrants
The Company evaluated its outstanding warrants which were issued in exchange for (i) the warrants initially included in the DPCM units (the "Units") issued in DPCM’s initial public offering (the “Public Warrants”), and (ii) the warrants of DPCM held by CDPM Sponsor Group, LLC (the “Sponsor”) that were issued to the Sponsor at the closing of DPCM’s initial public offering (the “Private Warrants,” and together with the Public Warrants, the “Warrants”), which are discussed in Note 12 - Warrant Liabilities, in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity.”
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
Operating segment
Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. As such, the Company views its operations and manages its business in one operating and reportable segment. See Note 18 - Geographic Areas.
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
Sales of future revenues - debt (As Restated)
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million ("the SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 9 for additional information concerning the SIF Loan.
The Company accounted for the SIF Loan using the "sale of future revenues" guidance outlined in ASC 470-10-25 and concluded that the arrangement should be treated as debt rather than deferred revenue. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the effective interest rate. The liability is classified as non-current at December 31, 2022 and 2021, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
As the SIF Loan is a government assistance arrangement in the form of a conditionally repayable loan with a below-market interest rate, a market rate of interest is not imputed in accordance with the scope limitations of ASC 835.
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
As of the August 5, 2022 (the Closing Date) and December 31, 2022, the liabilities for the Warrants were calculated by multiplying the quoted market price per DPCM Public Warrant of $0.11 by the 17,916,609 Warrants outstanding (see Note 12).
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
Government assistance
The Company receives various forms of government assistance including (i) government grants, (ii) investment credits and (iii) conditionally repayable loans with below-market interest rates (see Sales of future revenues - debt (As Restated) above).
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
3. Restatement of Previously Issued Consolidated Financial Statements
On January 30, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company's management and its current and former independent registered public accounting firms, determined that the Company’s (i) audited financial statements included in the Company’s Annual Reports on Form 10-K for the periods ended December 31, 2022, 2021, and 2020 (the "Audited Financial Statements"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2023 (the “Original Form 10-K”), and (ii) unaudited financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending September 30, 2022 and June 30, 2022 (the "unaudited Financial Statements," and together with the Audited Financial Statements, the "Financial Statements"), filed with the SEC on April 18, 2023 and August 26, 2022, respectively, as well as the Registration Statements on Forms S-1 and S-4 (Registration Nos. 333-269732, 333-267126, 333-267124 and 333-263573) initially filed with the SEC on February 13, 2023, August 29, 2022, August 29, 2022, and March 15, 2022, respectively which include the Financial Statements (collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on the Financial Statements, should no longer be relied upon.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the consolidated balance sheets, statements of operations, and statements of cash flows for the fiscal years included in the Original Form 10-K. The consolidated statements of stockholders’ (deficit) equity for the fiscal years ended December 31, 2022, 2021, and 2020 have also been restated for the correction to net loss.
Description of Restatement Adjustments
The restatement is related solely to the accounting treatment for certain government assistance arrangements with SIF and TPC that originated prior to 2021 in the form of conditionally repayable loans with below-market interest rates (the "Arrangements"). In connection with the preparation of the financial statements for fiscal year 2023, it was determined that the Arrangements were not properly accounted for. The Company initially accounted for these arrangements by analogizing to IAS 20 and IFRS 9, under which the fair value of the interest rate subsidy is recognized as income and the amount repayable is discounted by imputing a market rate of interest. During the preparation of the financial statements for fiscal year 2023, the Company determined that the debt-like characteristics of the Arrangements placed them in the scope of US GAAP guidance that precludes imputation of interest where interest rates are affected by tax attributes or legal restrictions prescribed by a governmental agency. As such, the Company restated other income from government assistance and interest expense on the consolidated statements of operations and comprehensive loss and research incentives receivable and loans payable on the consolidated balance sheets to eliminate the effect of non-cash interest imputation. In addition to revenue projections, the revenue-based formula that determines the cash repayments under the SIF Loan requires other inputs, including the compound annual growth rate. An error related to the compound annual growth rate input in the estimation of debt repayment cash flows was also corrected. In addition, the Company previously recognized the loan payable and government assistance receivable as of each date a funding tranche was approved by the lender. The restated consolidated financial statements have been corrected to recognize the loan payable as of the date cash was received.
The effects of the restatement, including the related income tax impacts are reflected in the impacted tables and footnotes throughout these consolidated financial statements in this Amendment No. 1. The restatement adjustments and their impacts on the previously issued consolidated financial statements included in the Original Form 10-K are described below.
Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued consolidated financial statements as of fiscal years 2022 and 2021, and for fiscal years 2022, 2021, and 2020, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our consolidated balance sheets, statements of operations, and cash flows as previously reported for these prior periods to the restated and revised amounts. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.
Summary of Restatement - Consolidated Balance Sheets

	As of December 31, 2022			As of December 31, 2021
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Receivable research incentives	$264	$—	$264	$4,774	$(3,142)	$1,632
Total current assets	13,925	—	13,925	19,158	(3,142)	16,016
Total assets	26,947	—	26,947	32,610	(3,142)	29,468
Accrued expenses and other current liabilities (1)	6,687	—	6,687	3,614	(20)	3,594
Loans payable, net, current	1,671	192	1,863	220	173	393
Total current liabilities	15,848	192	16,040	10,295	153	10,448
Loans payable, net, noncurrent	7,811	23,357	31,168	12,233	18,081	30,314
Total liabilities	32,861	23,549	56,410	29,590	18,234	47,824
Accumulated deficit	(376,797)	(23,549)	(400,346)	(325,268)	(21,376)	(346,644)
Total stockholders' equity (deficit)	(5,914)	(23,549)	(29,463)	3,020	(21,376)	(18,356)
Total liabilities and stockholders’ equity (deficit)	26,947	—	26,947	32,610	(3,142)	29,468
(1) The adjustment to accrued expenses relates to an immaterial over-funding of the loan that was ultimately refunded to the lender.

	As of December 31, 2020
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Receivable research incentives	$15,585	$(11,661)	$3,924
Total current assets	41,284	(11,661)	29,623
Total assets	47,461	(11,661)	35,800
Loans payable, net, current	355	—	355
Total current liabilities	11,971	—	11,971
Loans payable, net, noncurrent	1,321	287	1,608
Total liabilities	14,732	287	15,019
Accumulated deficit	(293,723)	(11,948)	(305,671)
Total stockholders' equity	32,729	(11,948)	20,781
Total liabilities and stockholders’ equity	47,461	(11,661)	35,800
Summary of Restatement - Consolidated Statements of Operations

	Year Ended December 31, 2022
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(59,458)	$—	$(59,458)
Other income (expense), net:
Interest expense	(4,633)	2,298	(2,335)
Non-cash interest income on SIF	5,673	(5,673)	—
Other income, net	1,345	1,202	2,547
Total other income, net	7,929	(2,173)	5,756
Net loss	(51,529)	(2,173)	(53,702)
Net loss per share, basic and diluted	(0.43)	(0.02)	(0.45)
Weighted-average shares * used in computing net loss per share, basic and diluted	119,647,777	—	119,647,777
Net comprehensive loss	(51,488)	(2,173)	(53,661)

	Year Ended December 31, 2021
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(38,948)	$—	$(38,948)
Other income (expense), net:
Interest expense	(1,728)	(2,285)	(4,013)
Government assistance	7,167	(7,167)	—
Other income, net	801	24	825
Total other income, net	7,403	(9,428)	(2,025)
Net loss	(31,545)	(9,428)	(40,973)
Net loss per share, basic and diluted	(0.25)	(0.08)	(0.33)
Weighted-average shares * used in computing net loss per share, basic and diluted	125,342,746	—	125,342,746
Net comprehensive loss	(31,530)	(9,428)	(40,958)

	Year Ended December 31, 2020
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(31,467)	$—	$(31,467)
Other income (expense), net:
Interest expense	(5,257)	79	(5,178)
Government assistance	12,027	(12,027)	—
Other income, net	2,969	—	2,969
Total other income, net	21,448	(11,948)	9,500
Net loss	(10,019)	(11,948)	(21,967)
Net loss per share, basic and diluted	(0.08)	(0.09)	(0.17)
Weighted-average shares * used in computing net loss per share, basic and diluted	127,161,731	—	127,161,731
Net comprehensive loss	(10,101)	(11,948)	(22,049)
Summary of Restatement - Consolidated Statements of Cash Flows

	Year Ended December 31, 2022
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(51,529)	$(2,173)	$(53,702)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash interest expense on government payable	2,483	(2,298)	185
Non-cash interest income on SIF	(5,673)	5,673	—
Unrealized foreign exchange gain	(1,257)	(1,202)	(2,459)
Net cash used in operating activities	(45,226)	—	(45,226)
Net cash used in investing activities	(498)	—	(498)
Net cash provided by financing activities	43,265	—	43,265
Effect of exchange rate changes on cash and cash equivalents	41	—	41

	Year Ended December 31, 2021
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(31,545)	$(9,428)	$(40,973)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash interest expense on government payable	1,722	2,285	4,007
Government assistance	(7,140)	7,140	—
Unrealized foreign exchange gain	(100)	23	(77)
Change in operating assets and liabilities:
Accrued expenses and other current liabilities	578	(20)	558
Net cash used in operating activities	(34,800)	—	(34,800)
Net cash used in investing activities	(1,999)	—	(1,999)
Net cash provided by financing activities	24,913	—	24,913
Effect of exchange rate changes on cash and cash equivalents	34	—	34

	Year Ended December 31, 2020
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(10,019)	$(11,948)	$(21,967)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash interest expense on government payable	137	(79)	58
Government assistance	(12,027)	12,027	—
Net cash used in operating activities	(29,287)	—	(29,287)
Net cash used in investing activities	(789)	—	(789)
Net cash provided by financing activities	43,144	—	43,144
Effect of exchange rate changes on cash and cash equivalents	(13)	—	(13)

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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DPCM was treated as the "acquired" company for financial reporting purposes. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, for further details. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of DPCM, accompanied by a recapitalization. The net assets of DPCM were stated at historical cost, with no goodwill or other intangible assets recorded.

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
Revenue by geographical markets is presented in Note 18 - Geographic Areas.
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
6. Balance Sheet Details
Inventories

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Raw materials	$2,170	$2,103
Work-in-process	26	11
Total inventories	$2,196	$2,114

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
		(As Restated)
Accrued expenses:
Accrued transaction costs	$2,459	$—
Accrued professional services	1,858	1,953
Accrued compensation and related benefits	1,641	1,108
Other accruals	233	298
Other current liabilities:
Other payroll expenses	$451	$175
Customer deposit	45	21
Current portion of long term debt, net	—	39
Total accrued expenses and other current liabilities	$6,687	$3,594
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid expenses:
Prepaid services	$391	$125
Prepaid software	559	531
Prepaid rent	96	151
Prepaid commissions	268	84
Prepaid insurance	697	—
Other	89	156
Other current assets:
Directors and Officers insurance	$1,449	$—
Unbilled receivables	58	17
Security deposits	36	52
Total prepaid expenses and other current assets	$3,643	$1,116

Other noncurrent assets
Other noncurrent assets consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Investment in securities	$1,168	$1,169
Long-term deposits	183	184
Total other noncurrent assets	$1,351	$1,353
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Quantum computer systems	$13,714	$13,425
Lab equipment	6,666	6,645
Computer equipment	3,545	3,305
Leasehold improvements	1,075	1,074
Furniture and fixtures	319	316
Construction-in-progress	86	285
Total property and equipment	25,405	25,050
Less: Accumulated depreciation	(23,111)	(21,801)
Property and equipment, net	$2,294	$3,249
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $1.3 million, $1.4 million and $1.9 million, respectively. During the years ended December 31, 2022, 2021, and 2020, the Company did not acquire any property and equipment under capital leases.
8. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Capitalized software	$1,152	$1,087
Other intangible assets	45	35
Total intangible assets	1,197	1,122
Less: Accumulated amortization	(953)	(850)
Intangible assets, net	$244	$272
Amortization expense for each of the years ended December 31, 2022, 2021 and 2020 was $0.1 million, respectively.

9. Loans Payable, net (As Restated)
As of December 31, 2022 and December 31, 2021 loans payable, net, consisted of the SIF Loan (as defined below), the Venture Loan (as defined below), Technology Partnerships Canada ("TPC") loan, and the financing of the Company's D&O insurance premiums. The following table shows the component of loans payable (in thousands):

		As of December 31,
		2022	2021
	Effective Interest Rate	(As Restated)	(As Restated)
Loans payable, net, current:
TPC Loan, current	Interest free	$399	$393
Financing of directors and officers insurance, due 2023	4.24%	1,449	—
Other loans payable, current		15	—
Total loans payable, net, current		$1,863	$393
Loans payable, net, non-current:
SIF Loan[1]		$30,434	$29,133
TPC Loan, non-current	Interest free	734	1,181
Total loans payable, net, non-current		$31,168	$30,314
1Refer below for additional information on the repayment period and effective interest rate.
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
SIF Loan
On November 20, 2020, the Company entered into an agreement with SIF, wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million. As of December 31, 2022, the Company has received C$36.0 million in funding from SIF. Funds from the SIF Loan are to be used for projects involving the adaptation of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.
Principal and interest amounts to be repaid under the SIF Loan are determined using a revenue-based formula, and are capped at 150% of the principal amount (the "Repayment Cap"). Repayments are due in up to 15 annual installments, commencing on April 30 of the second fiscal year following the fiscal year in which the Company first reports annual revenue of at least $70.0 million (the "Benchmark Year"). If the Company fails to reach $70.0 million in annual revenue after 14 years from origination, or if the total of the 15 revenue-based annual installments is less than the principal amount, any remaining repayment obligation will be forgiven.
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. The Canadian government conditionally approved the transaction with DPCM on May 9, 2022, with all conditions met on the closing date of the Merger. As of December 31, 2022, the Company is not aware of events that would trigger default or termination of the agreement.

The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of December 31, 2022 and 2021, the Company calculated a weighted average effective interest rate for all tranches of 2.50% and 2.36%, respectively based on the most recent revenue projections at each reporting date. For the years ended December 31, 2022 and 2021, the Company recognized a benefit of $0.6 million and a charge of $3.7 million, respectively related to catch-up method adjustments to the accrued interest portion of the loans payable, net balance, which are included in interest expense on the consolidated statements of operations and comprehensive loss.
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
10. Leases
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

11. Income Taxes
Income tax expense
The following table presents domestic and foreign components of loss before income taxes for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31,
	2022	2021	2020
	(As Restated)	(As Restated)	(As Restated)
Domestic	$(11,214)	$(36,633)	$(19,732)
Foreign	(42,488)	(4,340)	(2,235)
Total net loss before income taxes	$(53,702)	$(40,973)	$(21,967)
The Merger resulted in the Company's federal tax jurisdiction moving from Canada to the United States effective August 5, 2022. Therefore, for the years ended December 31, 2021 and 2020, the Company's domestic net loss before income taxes related to Canada while its domestic net loss before income taxes for the year ended December 31, 2022 related to the United States.

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2022, and 2021 are as follows:

	Year ended December 31,
	2022	2021
	(As Restated)	(As Restated)
Deferred tax assets:
Net operating loss carryforwards	$55,430	$59,916
Research and development credit carryforward	13,304	13,675
Scientific research and experimental development deductions	30,064	23,071
Depreciation and amortization	5,943	5,634
Deferred revenue	—	165
Start-up costs	978	—
Stock-based compensation	547	—
Loan payable	81	30
Other accruals and reserves	888	730
Total deferred tax assets	107,235	103,221
Valuation Allowance	(106,919)	(102,902)
Total deferred tax assets, net	$316	$319
Deferred tax liabilities:
Convertible notes	(1)	(4)
Marketable securities	(315)	(315)
Total deferred tax liabilities	(316)	(319)
Net deferred tax assets (liabilities)	$—	$—
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
A summary reconciliation of the effective tax rate calculated at the US federal rate for 2022 and the combined Canadian federal and provincial statutory corporate tax rate for 2021 and 2020 is as follows:

	Year ended December 31,
	2022	2021	2020
	(As Restated)	(As Restated)	(As Restated)
US federal tax rate	21%	27%	27%
State tax	1%	—%	—%
Foreign losses taxed at different rates	5%	—%	1%
Return to provision adjustments	(1)%	—%	3%
Stock-based compensation	(3)%	—%	—%
Research and development credits	5%	—%	(2)%
Permanent differences	(23)%	(2)%	8%
Other	—%	1%	—%
Change in valuation allowance	(5)%	(26)%	(37)%
Effective tax rate	—%	—%	—%
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
12. Warrant Liabilities
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

The Company may redeem the Public Warrants:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Common Share;
•if, and only if, the last reported sales price of the shares of the Common Shares for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which a notice of redemption is given equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like) (the "Reference Value");
•if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalization and the like), the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and
•if, and only if, there is an effective registration statement covering the issuance of the Common Shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.
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
For details of the D-Wave Systems legacy warrants, classified as equity, refer to Note 15 - Commitments and Contingencies.
13. Stock-based Compensation
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
As a result of the Merger and as per the Transaction Agreement, the preferred stock warrants of D-Wave Systems noted above are exercisable for up to 2,889,282 Common Shares, which is equal to the number of warrants multiplied by the Conversion Ratio (see Note 4).

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
14. Promissory Note - Related Party
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
15. Commitments and Contingencies
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

The Company estimated the fair value of D-Wave Systems Warrant Shares on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each warrant. The estimated fair value of the Common Shares was based on the Common Share offering price due to its proximity to the grant date of the Warrant Shares. The estimated term is based on the contractual life of the Warrant Shares. The remaining assumptions were developed consistent with the methodologies described further in Note 13 - Stock-based Compensation.
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

16. Net Loss per Share
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
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the year ended December 31, 2022, 2021, and 2020 (in thousands, except share and per share data):

	Year ended December 31.
	2022	2021	2020
	(As Restated)	(As Restated)	(As Restated)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(53,702)	$(40,973)	$(21,967)
Denominator:
Weighted-average common stock outstanding	119,647,777	125,342,746	127,161,731
Net loss per share attributable to common stockholders - basic and diluted	$(0.45)	$(0.33)	$(0.17)
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year ended December 31.
	2022	2021	2020
Public Warrants as converted to Common Shares (Note 12)	14,420,065	—	—
Private Warrants as converted to Common Shares (Note 12)	11,633,060	—	—
D-Wave Systems Warrant Shares as converted to Common Shares (Note 15)	2,889,282	2,889,282	2,889,282
Options to purchase common stock as converted to Common Shares	13,689,638	14,533,399	11,258,438
Total	42,632,045	17,422,681	14,147,720
17. Stockholders' Equity

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
18. Geographic Areas
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
19. Subsequent Events
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
•On April 13, 2023, the Company entered into the Term Loan and Security Agreement, by and between the Company and PSPIB (the "Term Loan"). Under the Term Loan, term loans in aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions (refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). The first tranche, in an aggregate principal amount of $15.0 million was advanced on April 14, 2023 with second and third tranches, of $15.0 million and $20.0 million respectively, to be made available to us subject to certain conditions.

RESTATED SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations:

	Three Months Ended
	December 31, 2022			September 30, 2022			June 30, 2022			March 31, 2022
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$2,394	$—	$2,394	$1,695	$—	$1,695	$1,371	$—	$1,371	$1,713	$—	$1,713
Total gross profit	$1,361	$—	$1,361	$1,041	$—	$1,041	$751	$—	$751	$1,097	$—	$1,097
Loss from operations	$(20,940)	$—	$(20,940)	$(15,164)	$—	$(15,164)	$(12,403)	$—	$(12,403)	$(10,951)	$—	$(10,951)
Net loss	$(13,212)	$(4,990)	$(18,202)	$(13,311)	$1,661	$(11,650)	$(13,349)	$1,052	$(12,297)	$(11,657)	$104	$(11,553)
Net loss per share, basic and diluted	$(0.11)	$(0.04)	$(0.15)	$(0.11)	$0.01	$(0.10)	$(0.11)	$0.01	$(0.10)	$(0.09)	$—	$(0.09)

	Three Months Ended
	December 31, 2021			September 30, 2021			June 30, 2021			March 31, 2021
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Revenue	$2,425	$—	$2,425	$1,307	$—	$1,307	$1,137	$—	$1,137	$1,410	$—	$1,410
Total gross profit	$1,728	$—	$1,728	$1,000	$—	$1,000	$689	$—	$689	$1,112	$—	$1,112
Loss from operations	$(10,855)	$—	$(10,855)	$(9,793)	$—	$(9,793)	$(9,336)	$—	$(9,336)	$(8,964)	$—	$(8,964)
Net loss	$(13,842)	$(726)	$(14,568)	$(4,209)	$(4,098)	$(8,307)	$(4,668)	$(4,614)	$(9,282)	$(8,826)	$10	$(8,816)
Net loss per share, basic and diluted	$(0.12)	$(0.01)	$(0.13)	$(0.03)	$(0.03)	$(0.07)	$(0.04)	$(0.04)	$(0.08)	$(0.08)	$—	$(0.08)