Form 10-Q/A
period 2023-03-31
D-Wave Quantum Inc.
filed 2024-03-18
CIK 1907982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q/A
________________________
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ and ____________
Commission file number 001-41468

________________________
D-WAVE QUANTUM INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	88-1068854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 East Bayshore Road, Palo Alto, California	94303
(Address of Principal Executive Offices)	(Zip Code)
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

EXPLANATORY NOTE

D-Wave Quantum Inc. (“D-Wave”, “we”, “our”, “us” or the “Company”) is filing this Amendment No. 1 on Form 10-Q (the "Form 10-Q/A” or “Amendment No. 1”) to amend and restate certain items in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on May 19, 2023 by the Company (the “Original Form 10-Q”). This Form 10-Q/A restates the Company’s previously issued consolidated financial statements as of and for the three month periods ended March 31, 2023 and 2022. See Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements, in Part I, Item 1, Financial Statements, for additional information.
Restatement Background
On January 30, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company's management and its current and former independent registered public accounting firms, respectively, determined that the Company’s (i) audited financial statements included in the Company’s original Form 10-K for the periods ended December 31, 2022, 2021, and 2020 (the "Audited Financial Statements"), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2023, and (ii) unaudited financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending September 30, 2023 (the "Q3 2023 Form 10-Q"), June 30, 2023 (the "Q2 2023 Form 10-Q"), and March 31, 2023 (the "Q1 2023 Form 10-Q," and together with the Q2 2023 Form 10-Q and the Q3 2023 Form 10-Q, the "2023 Form 10-Qs") (the "unaudited Financial Statements," and together with the Audited Financial Statements, the "Financial Statements"), filed with the SEC on November 9, 2023, August 10, 2023, and May 10, 2023, respectively, as well as the Registration Statements on Forms S-1 and S-4 (Registration Nos. 333-269732, 333-267126, 333-267124 and 333-263573) initially filed with the SEC on February 13, 2023, August 29, 2022, August 29, 2022, and March 15, 2022, respectively which include the Financial Statements (collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on the Financial Statements, should no longer be relied upon. The Company is restating the Financial Statements for the Affected Periods in the Form 10-K/A, filed with the SEC on March 15, 2024, this Form 10-Q/A and amendments to the other 2023 Form 10-Qs (collectively, the “Restatement”).

As described in Item 4.02 of the Company’s Form 8-K filed with the SEC on February 2, 2024, we identified certain misstatements in prior periods’ consolidated financial statements relating to accounting for certain government assistance arrangements originated prior to 2021 in the form of conditionally repayable loans with below-market interest rates (the “Arrangements”).
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
Items Amended in this Filing
This Form 10-Q/A amends and restates the following items included in the Original Form 10-Q as appropriate to reflect the Restatement and revision of the relevant periods:
•Part I, Item 1-Financial Statements (Unaudited);
•Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part I, Item 4-Controls and Procedures; and
•Part II, Item 1A-Risk Factors.
The Company is including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1, and 32.2).
Except as discussed above and as further described in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q/A, the Company has not modified or updated the disclosures presented in the Original Form 10-Q to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No.1 may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of the Original Filing. Accordingly, this Amended Form 10-Q should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q/A (this “Report”) and in documents incorporated herein by reference may constitute “forward-looking statements” for purposes of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1933, as amended. Unless otherwise indicated or the context otherwise requires, all references in this Report to the terms “D-Wave” and the “Company” refer to D-Wave Quantum Inc., together with its subsidiaries. Our forward-looking statements include, but are not limited to, statements regarding D-Wave and D-Wave’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe”, “may”, “will”, “could”, “would”, “should”, “expect”, “intend”, “plan”, “anticipate”, “trend”, “believe”, “estimate”, “predict”, “project”, “potential”, “seem”. “seek”, “future”, “outlook”, “forecast”, “projection”, “continue”, “ongoing”, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Forward-looking statements in this Report may include, for example, statements about:

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

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)
Assets
Current assets:
Cash	$8,988	$7,065
Trade accounts receivable, net	542	757
Inventories	2,240	2,196
Prepaid expenses and other current assets	3,142	3,907
Total current assets	14,912	13,925
Property and equipment, net	2,041	2,294
Operating lease right-of-use assets	8,927	9,133
Intangible assets, net	228	244
Other noncurrent assets	1,351	1,351
Total assets	$27,459	$26,947
Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$5,608	$3,756
Accrued expenses and other current liabilities	9,859	8,640
Loans payable, net, current	984	1,863
Deferred revenue, current	1,827	1,781
Total current liabilities	18,278	16,040
Warrant liabilities	1,254	1,892
Operating lease liabilities, net of current portion	7,165	7,301
Loans payable, net, noncurrent	31,413	31,168
Deferred revenue, noncurrent	9	9
Total liabilities	$58,119	$56,410
Commitments and contingencies (Note 12)
Stockholders' deficit:
Common stock par value $0.0001 per share; 675,000,000 shares authorized at March 31, 2023 and December 31, 2022; 127,173,552 shares and 113,335,530 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	$12	$11
Additional paid-in capital	404,501	381,274
Accumulated deficit	(424,752)	(400,346)
Accumulated other comprehensive loss	(10,421)	(10,402)
Total stockholders' deficit	(30,660)	(29,463)
Total liabilities and stockholders’ deficit	$27,459	$26,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended March 31,
	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)
Revenue	$1,583	$1,713
Cost of revenue	1,162	616
Total gross profit	421	1,097
Operating expenses:
Research and development	10,915	6,802
General and administrative	11,296	3,646
Sales and marketing	2,900	1,600
Total operating expenses	25,111	12,048
Loss from operations	(24,690)	(10,951)
Other income (expense), net:
Interest expense	(212)	(63)
Change in fair value of warrant liabilities	638	—
Other income (expense), net	(142)	(539)
Total other income (expense), net	284	(602)
Net loss	$(24,406)	$(11,553)
Net loss per share, basic and diluted	$(0.20)	$(0.09)
Weighted-average shares * used in computing net loss per share, basic and diluted	123,144,097	125,385,841
Comprehensive loss:
Net loss	$(24,406)	$(11,553)
Foreign currency translation adjustment, net of tax	(19)	(70)
Net comprehensive loss	$(24,425)	$(11,623)
* Weighted-average shares for the three months ended March 31, 2022 have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
(Unaudited)

	Stockholders’ Equity (Deficit)
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2021 (As Reported)	137,765,828	$189,881	3,166,949	$2,610	$146,240	$(325,268)	$(10,443)	$3,020
Cumulative restatement adjustments	—	—	—	—	—	(21,376)	—	(21,376)
Balances at December 31, 2021 (As Restated)	137,765,828	189,881	3,166,949	2,610	146,240	(346,644)	(10,443)	(18,356)
Retroactive application of Merger	(15,201,495)	—	(349,451)	(2,610)	2,610	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,817,498	—	148,850	(346,644)	(10,443)	(18,356)
Old D-Wave exercise of stock options	—	—	8,768	—	7	—	—	7
Old D-Wave stock-based compensation	—	—	—	—	783	—	—	783
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(70)	(70)
Net loss	—	—	—	—	—	(11,553)	—	(11,553)
Balances at March 31, 2022 (As Restated)	122,564,333	$189,881	2,826,266	$—	$149,640	$(358,197)	$(10,513)	$(29,189)
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
(Unaudited)

	Stockholders’ Equity (Deficit)
	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
Balances at December 31, 2022 (As Reported)	113,335,530	$11	$381,274	$(376,797)	$(10,402)	$(5,914)
Cumulative restatement adjustments	—	—	—	(23,549)	—	(23,549)
Balances at December 31, 2022 (As Restated)	113,335,530	$11	$381,274	$(400,346)	$(10,402)	$(29,463)
Exercise of stock options	598,368	—	546	—	—	546
Issuance of common stock in connection with the Purchase Agreement	13,239,654	1	15,682	—	—	15,683
Stock-based compensation	—	—	6,755	—	—	6,755
Short swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(19)	(19)
Net loss	—	—	—	(24,406)	—	(24,406)
Balances at March 31, 2023 (As Restated)	127,173,552	$12	$404,501	$(424,752)	$(10,421)	$(30,660)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed consolidated statements of cash flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(in thousands)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(24,406)	$(11,553)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	339	412
Stock-based compensation	6,755	783
Amortization of operating right of use assets	206	227
Non-cash interest expense	195	63
Change in fair value of Warrant liabilities	(638)	—
Other non-cash activities	84	885
Change in operating assets and liabilities:
Trade accounts receivable	215	(321)
Inventories	(59)	(205)
Prepaid expenses and other current assets	767	(1,952)
Trade accounts payable	1,858	(395)
Accrued expenses and other current liabilities	1,214	2,936
Deferred revenue	46	(163)
Operating lease liabilities, net of current portion	(150)	(226)
Net cash used in operating activities	$(13,574)	$(9,509)
Cash flows from investing activities:
Purchase of property and equipment	(64)	(123)
Purchase of software	(12)	(21)
Net cash used in investing activities	$(76)	$(144)
Cash flows from financing activities:
Proceeds from Lincoln Park Purchase Agreement	15,683	—
Proceeds from government assistance	—	3,178
Proceeds from issuance of common stock upon exercise of stock options	546	7
Proceeds from debt financing	—	14,700
Debt payments	(881)	(13)
Short swing profit settlement	244	—
Net cash provided by financing activities	$15,592	$17,872
Effect of exchange rate changes on cash and cash equivalents	(19)	(41)
Net (decrease) increase in cash and cash equivalents	1,923	8,178
Cash and cash equivalents at beginning of period	$7,065	$9,483
Cash and cash equivalents at end of period	$8,988	$17,661
Supplemental disclosure of noncash investing and financial activities:
Unpaid deferred costs	$—	$3,734

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
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, the condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements at that date, but certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company's annual audited consolidated financial statements.
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
The interim condensed consolidated financial statements included herein have been prepared on the same basis as the audited annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A as of and for the year ended December 31, 2022 filed with the SEC on March 15, 2024.
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
Restatement of Previously Issued Condensed Consolidated Financial Statements
As described in Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements, our condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2023 and 2022 are restated in this Quarterly Report on Form 10-Q (this “Amendment No.1”, this “Quarterly Report” or this “Form 10-Q/A”) to reflect the corrections related to the accounting treatment of certain government assistance arrangements in the form of conditionally repayable loans with below-market interest rates (the "Arrangements"). The restated condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements for further discussion.
Liquidity and going concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2023, the Company had an accumulated deficit of $424.8 million. For the three months ended March 31, 2023 and 2022, the Company incurred a net loss of $24.4 million and $11.6 million respectively and the Company had net cash outflows from operating activities of $13.6 million and $9.5 million, respectively. As of March 31, 2023, the Company had $9.0 million of cash and working capital (current assets less current liabilities) deficit of $3.4 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
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

Sales of future revenues - debt (As Restated)
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million ("the SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 8 for additional information concerning the SIF Loan.
The Company accounted for the SIF Loan using the "sale of future revenues" guidance outlined in ASC 470-10-25 and concluded that the arrangement should be treated as debt rather than deferred revenue. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the effective interest rate. The liability is classified as non-current at March 31, 2023 and December 31, 2022, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
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
As of March 31, 2023, the liabilities for the Warrants were calculated by multiplying the quoted market price per DPCM Public Warrant of $0.07 by the 17,916,609 Warrants outstanding (see Note 9).
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
3. Restatement of Previously Issued Condensed Consolidated Financial Statements
On January 30, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company's management and its current and former independent registered public accounting firms, determined that the Company’s unaudited financial statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 19, 2023, as well as the relevant portions of any communication which describe or are based on the unaudited financial statements, should no longer be relied upon.
This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the condensed consolidated balance sheets, statements of operations, and statements of cash flows for the three months ended March 31, 2023 and 2022 included in the original Form 10-Q. The condensed consolidated statements of stockholders’ (deficit) equity for the three months ended March 31, 2023 and 2022 have also been restated for the correction to net loss.

Description of Restatement Adjustments
The restatement is related to the accounting treatment for certain government assistance arrangements with SIF and TPC that originated prior to 2021 in the form of conditionally repayable loans with below-market interest rates (the "Arrangements"). In connection with the preparation of the financial statements for fiscal year 2023, it was determined that the Arrangements were not properly accounted for. The Company initially accounted for these arrangements by analogizing to IAS 20 and IFRS 9, under which the fair value of the interest rate subsidy is recognized as income and the amount repayable is discounted by imputing a market rate of interest. During the preparation of the financial statements for fiscal year 2023, the Company determined that the debt-like characteristics of the Arrangements placed them in the scope of US GAAP guidance that precludes imputation of interest where interest rates are affected by tax attributes or legal restrictions prescribed by a governmental agency. As such, the Company restated other income from government assistance and interest expense on the condensed consolidated statements of operations and comprehensive loss and research incentives receivable and loans payable on the consolidated balance sheets to eliminate the effect of non-cash interest imputation. In addition to revenue projections, the revenue-based formula that determines the cash repayments under the SIF Loan requires other inputs, including the compound annual growth rate. An error related to the compound annual growth rate input in the estimation of debt repayment cash flows was also corrected.
The effects of the restatement, including the related income tax impacts are reflected in the impacted tables and footnotes throughout these consolidated financial statements in this Amendment No. 1. The restatement adjustments and their impacts on the previously issued condensed consolidated financial statements included in the original Form 10-Q are described below.
Condensed Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued condensed consolidated financial statements for the three month periods ended March 31, 2023 and 2022, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our condensed consolidated balance sheets, statements of operations, and cash flows as previously reported for these prior periods to the restated and revised amounts. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.
Summary of Restatement - Consolidated Balance Sheets

	As of March 31, 2023
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Loans payable, net, current	$790	$194	$984
Total current liabilities	18,084	194	18,278
Loans payable, net, noncurrent	8,260	23,153	31,413
Total liabilities	34,772	23,347	58,119
Accumulated deficit	(401,405)	(23,347)	(424,752)
Total stockholders' deficit	(7,313)	(23,347)	(30,660)
Total liabilities and stockholders’ deficit	27,459	—	27,459

Summary of Restatement - Consolidated Statements of Operations

	Three Months Ended March 31,
	2023			2022
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(24,690)	$—	$(24,690)	$(10,951)	$—	$(10,951)
Other income (expense), net:
Interest expense	(454)	242	(212)	(525)	462	(63)
Other expense, net	(102)	(40)	(142)	(181)	(358)	(539)
Total other income (expense), net	82	202	284	(706)	104	(602)
Net loss	(24,608)	202	(24,406)	(11,657)	104	(11,553)
Net loss per share, basic and diluted	(0.20)	—	(0.20)	(0.09)	—	(0.09)
Weighted-average shares used in computing net loss per share, basic and diluted	123,144,097	—	123,144,097	125,385,841	—	125,385,841
Net comprehensive loss	(24,627)	202	(24,425)	(11,727)	104	(11,623)
Summary of Restatement - Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2023			2022
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(24,608)	$202	$(24,406)	$(11,657)	$104	$(11,553)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash interest expense	437	(242)	195	525	(462)	63
Other non-cash activities	44	40	84	527	358	885
Net cash used in operating activities	(13,574)	—	(13,574)	(9,509)	—	(9,509)
Net cash used in investing activities	(76)	—	(76)	(144)	—	(144)
Net cash provided by financing activities	15,592	—	15,592	17,872	—	17,872
Effect of exchange rate changes on cash and cash equivalents	(19)	—	(19)	(41)	—	(41)
4. Merger
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
•3,015,575 shares of DPCM Class B common stock held by CDPM Sponsor Group LLC (the “Sponsor”) and DPCM’s officers, directors and other special advisors were converted into Common Shares on a one-for-one basis; and

•Pursuant to an arrangement effected under Part 9, Division 5 of the Business Corporations Act (British Columbia) (the “Arrangement”) all holders of outstanding non-redeemable convertible preferred shares of D-Wave Systems received equity interests in D-Wave in exchange for their equity interests in D-Wave Systems. The aggregate consideration paid to former shareholders of D-Wave Systems in connection with the Merger was approximately 99,736,752 Common Shares and Exchangeable Shares (as defined below) (excluding options of D-Wave Systems and warrants of D-Wave Systems).
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
6.    Balance sheet details
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued expenses:
Accrued transaction costs	$—	$2,459
Accrued professional services	2,243	1,858
Accrued compensation and related benefits	2,392	1,641
Other accruals	211	233
Other current liabilities:
Other payroll expenses	$605	$451
Customer deposit	45	45
Current portion of operating lease liabilities	1,484	1,533
Promissory note, related party (Refer to Note 10)	420	420
Transaction costs	2,459	—
Total accrued expenses and other current liabilities	$9,859	$8,640

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses:
Prepaid services	$348	$391
Prepaid software	403	559
Prepaid rent	160	96
Prepaid commissions	223	268
Prepaid insurance	871	697
Other	128	89
Other current assets:
Directors and Officers insurance	$580	$1,449
Unbilled receivables	59	58
Security deposits	42	36
Receivable research incentives	328	264
Total prepaid expenses and other current assets	$3,142	$3,907
7.    Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Quantum computer systems	$13,712	$13,714
Lab equipment	6,686	6,666
Computer equipment	3,583	3,545
Leasehold improvements	1,075	1,075
Furniture and fixtures	319	319
Construction-in-progress	86	86
Total property and equipment	25,461	25,405
Less: Accumulated depreciation	(23,420)	(23,111)
Property and equipment, net	$2,041	$2,294
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

8.    Loans payable (As Restated)
As of March 31, 2023 and December 31, 2022 loans payable consisted of the refundable government loans. The following table shows the component of loans payable (in thousands):

		March 31,	December 31,
	Effective Interest Rate	2023	2022
		(As Restated)	(As Restated)
Loans payable, net, current:
TPC Loan, due 2023	Interest free	$399	$399
Financing of directors and officers insurance, due 2023	4.24%	585	1,449
Other loans payable, current		—	15
Total loans payable, net, current		$984	$1,863
Loans payable, net, non-current:
SIF Loan[1]		$30,676	$30,434
TPC Loan, due 2025	Interest free	737	734
Total loans payable, net, non-current		$31,413	$31,168
1 Refer below for additional information on the repayment period and effective interest rate.
SIF Loan
On November 20, 2020, the Company entered into an agreement with SIF, wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million. As of March 31, 2023, the Company has received C$36.0 million in funding from SIF. Funds from the SIF Loan are to be used for projects involving the adaptation of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.
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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. The Canadian government conditionally approved the transaction with DPCM on May 9, 2022, with all conditions met on the closing date of the Merger. As of March 31, 2023, the Company is not aware of events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of March 31, 2023 and 2022, the Company calculated a weighted average effective interest rate for all tranches of 2.50% and 2.36%, respectively based on the most recent revenue projections at each reporting date.

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
For details of the D-Wave Systems legacy warrants, classified as equity, refer to Note 12 - Commitments and Contingencies

10.    Related party
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
11.    Stock-based compensation
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
Leases
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended March 31, 2023, and 2022, total lease cost, composed primarily of the costs related to operating leases, was $0.4 million and $0.4 million, respectively.
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
13.    Net loss per share
As a result of the Merger (see Note 4), for the three months ended March 31, 2022, the Company has retroactively adjusted the weighted average shares outstanding prior to August 5, 2022 to give effect to the Conversion Ratio used to determine the number of Common Shares into which they were converted.
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share data):

	For the three months ended March 31,
	2023	2022
	(As Restated)	(As Restated)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(24,406)	$(11,553)
Denominator:
Weighted-average common stock outstanding	123,144,097	125,385,841
Net loss per share attributable to common stockholders - basic and diluted	$(0.20)	$(0.09)
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	For the three months ended March 31,
	2023	2022
Public Warrants as converted to Common Shares (Note 9)	14,420,065	—
Private Warrants as converted to Common Shares (Note 9)	11,633,061	—
D-Wave Systems Warrant Shares as converted to Common Shares (Note 12)	2,889,282	2,889,282
Options to purchase common stock as converted to Common Shares	13,026,724	13,784,912
Warrants to purchase common stock	—	617,972
Total	41,969,132	17,292,166
14.    Subsequent events
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
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

D-WAVE QUANTUM INC.'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in (Part I, Item I of this Report), as well as our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 15, 2024. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the Merger on August 5, 2022 (the "Closing") while "D-Wave Systems" refers to D-Wave Systems Inc. prior to the Closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
Restatement of Previously Issued Condensed Consolidated Financial Statements
In this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited Financial Statements, Refer to the “Explanatory Note” preceding “Cautionary Note Regarding Forward-Looking Statements” for background on the restatement, the fiscal periods impacted and other information. As a result, we have also restated certain previously reported financial information for the three month periods ended March 31, 2023 and 2022 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 1. Financial Statements and Supplementary Data - Notes to Condensed Consolidated Financial Statements-Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements,” for additional information related to the Restatement.
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
During the three months ended March 31, 2023 and 2022, we recognized revenue from our cloud and professional services of $1.6 million and $1.7 million, respectively. We have incurred significant operating losses since inception. For the three months ended March 31, 2023 and 2022, our net loss was $24.4 million and $11.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of March 31, 2023, we had an accumulated deficit of $424.8 million.
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
Other income (expense), net
Our other income (expense), net is primarily comprised of change in fair value of warrant liabilities assumed by D-Wave as part of the Merger (see Note 9 included in the notes to our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 included elsewhere in this Report), interest expense on the SIF Loan and other miscellaneous income and expense unrelated to our core operations.
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
	(As Restated)	(As Restated)
Revenue	$1,583	$1,713
Cost of revenue	1,162	616
Total gross profit	421	1,097
Operating expenses:
Research and development	10,915	6,802
General and administrative	11,296	3,646
Sales and marketing	2,900	1,600
Total operating expenses	25,111	12,048
Loss from operations	(24,690)	(10,951)
Other income (expense), net:
Interest expense	(212)	(63)
Change in fair value of warrant liabilities	638	—
Other income (expense), net	(142)	(539)
Total other income (expense), net	284	(602)
Net loss	$(24,406)	$(11,553)
Foreign currency translation adjustment, net of tax	(19)	(70)
Net comprehensive loss	$(24,425)	$(11,623)
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
Research and development expenses increased by $4.1 million, or 60% to $10.9 million for the three months ended March 31, 2023 compared to $6.8 million for the three months ended March 31, 2022. The increase was primarily a result of our continuous efforts to broaden the functionality of our QCaaS cloud platform and improve the reliability, availability and scalability of our cloud platform. In particular, our personnel-related expenses increased by $3.1 million (including $2.7 million related to stock-based compensation expense), and our wafer fabrication costs increased $0.9 million due to higher activity demands and production rates.
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

Other Income (Expense), net (As Restated)
Interest Expense

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
	(As Restated)	(As Restated)
Interest expense	$212	$63	$149	237%
Interest expense did not change significantly during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Change in fair value of warrant liabilities

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Change in fair value of warrant liabilities	$638	$—	$638	100%
Change in fair value of warrant liabilities increased by $0.6 million for the three months ended March 31, 2023 as compared to nil for the three months ended March 31, 2022. In August 2022, we assumed the warrant liabilities from DPCM as part of the Merger. See Note 4 and Note 9 of our condensed consolidated financial statements as of and for the period ended March 31, 2023 included elsewhere in this Form 10-Q for details regarding our warrants.
Other income (expense), net

	Three months ended March 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Other income (expense), net	$(142)	$(539)	$397	(74)%
Other expense decreased $0.4 million to $0.1 million for the three months ended March 31, 2023 as compared to $0.5 for the three months ended March 31, 2022. The decrease was primarily due to a $0.3 million decrease in foreign exchange loss.
Liquidity and Capital Resources
We have incurred net losses and experienced negative cash flows from operations since inception. To date, our primary sources of capital have been through private placements of convertible preferred shares, private placements of common stock revenue from the sale of our products and services, government assistance and debt financing. During the three months ended March 31, 2023 and 2022, we incurred net losses of $24.4 million and $11.6 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.
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

We are not currently in compliance with, and may be unable to regain and/or maintain compliance with, certain continued listing standards of the New York Stock Exchange ("NYSE"). If we are unable to cure any event of noncompliance with any continued listing standard of the NYSE within the applicable timeframe and other parameters set forth by the NYSE, or if we fail to maintain compliance with certain continued listing standards that do not provide for a cure period, it will result in the delisting of our common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, our common stock and our ability to raise capital. For additional information refer to Item 1A. Risk Factors titled "If we are unable for any reason to meet the continued listing requirements of the NYSE, such action or inaction could result in a delisting of our securities" of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 filed with the SEC on March 15, 2024.
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
Cash Flows (As Restated)
The following table sets forth our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2023	2022
	(As Restated)	(As Restated)
Net cash (used in) provided by:
Operating Activities	$(13,574)	$(9,509)
Investing Activities	(76)	(144)
Financing Activities	15,592	17,872
Effect of exchange rate changes on cash and cash equivalents	(19)	(41)
Net (decrease) increase in cash and cash equivalents	$1,923	$8,178
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
Net cash used in operating activities during the three months ended March 31, 2023 was $13.6 million, resulting primarily from a net loss of $24.4 million, adjusted for non-cash charges of $0.5 million in depreciation and amortization, including amortization of operating right of use assets, $6.8 million in stock-based compensation, $0.6 million increase in fair value of public and private warrants, $0.2 million in interest on government loans and $3.9 million in working capital adjustments.
Net cash used in operating activities during the three months ended March 31, 2022 was $9.5 million, resulting primarily from a net loss of $11.6 million, adjusted for non-cash charges of $0.6 million in depreciation and amortization including amortization of operating right of use assets, $0.8 million in stock-based compensation, $0.1 million in interest on government loans, $0.9 million in other non-cash activities and $0.3 million in working capital adjustments.
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

Contractual Obligations and Commitments
As of March 31, 2023, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in restated our Annual Report on Form 10-K/A for the year ended December 31, 2022.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies from those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K/A for the year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 2 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for more information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2023, there were no material changes from the market risk disclosures in Part II, Item 7A of our Annual Report on Form 10-K/A for the year ended December 31, 2022.
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
Evaluation of Disclosure Controls and Procedures
In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting specifically related to D-Wave’s control environment in relation to our financial statement close process (i.e., lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and to perform sufficient review over certain financial statement areas), as previously disclosed in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2022, our disclosure controls and procedures were not effective as of the end of the period covered by this Report.
Notwithstanding the material weakness described above, we have concluded that our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with U.S. GAAP for the periods presented therein.
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
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those results in this report are any of the risks described in the section entitled "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors applicable to D-Wave and its business previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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

D-Wave Quantum Inc.

March 15, 2024	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)