Form 10-Q/A
period 2023-06-30
D-Wave Quantum Inc.
filed 2024-03-18
CIK 1907982

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

EXPLANATORY NOTE

D-Wave Quantum Inc. (“D-Wave”, “we”, “our”, “us” or the “Company”) is filing this Amendment No. 1 on Form 10-Q (the "Form 10-Q/A” or “Amendment No. 1”) to amend and restate certain items in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on August 10, 2023 by the Company (the “Original Form 10-Q”). This Form 10-Q/A restates the Company’s previously issued consolidated financial statements as of and for the three and six month periods ended June 30, 2023 and 2022. See Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements, in Part I, Item 1, Financial Statements, for additional information.
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

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)
Assets
Current assets:
Cash	$7,514	$7,065
Trade accounts receivable, net	803	757
Inventories	2,325	2,196
Prepaid expenses and other current assets	2,200	3,907
Total current assets	12,842	13,925
Property and equipment, net	1,792	2,294
Operating lease right-of-use assets	8,716	9,133
Intangible assets, net	205	244
Other noncurrent assets	1,354	1,351
Total assets	$24,909	$26,947
Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$4,106	$3,756
Accrued expenses and other current liabilities	10,800	8,640
Loans payable, net, current	16,098	1,863
Deferred revenue, current	2,827	1,781
Total current liabilities	33,831	16,040
Warrant liabilities	3,404	1,892
Operating lease liabilities, net of current portion	7,162	7,301
Loans payable, net, noncurrent	31,923	31,168
Deferred revenue, noncurrent	120	9
Total liabilities	$76,440	$56,410
Commitments and contingencies (Note 12)
Stockholders' deficit:
Common stock par value $0.0001 per share; 675,000,000 shares authorized at June 30, 2023 and December 31, 2022; 128,028,658 shares and 113,335,530 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	$12	$11
Additional paid-in capital	409,885	381,274
Accumulated deficit	(450,941)	(400,346)
Accumulated other comprehensive loss	(10,487)	(10,402)
Total stockholders' deficit	(51,531)	(29,463)
Total liabilities and stockholders’ deficit	$24,909	$26,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenue	$1,707	$1,371	$3,290	$3,083
Cost of revenue	1,002	620	2,164	1,235
Total gross profit	705	751	1,126	1,848
Operating expenses:
Research and development	9,548	7,456	20,463	14,260
General and administrative	9,576	3,959	20,872	7,606
Sales and marketing	2,488	1,739	5,388	3,339
Total operating expenses	21,612	13,154	46,723	25,205
Loss from operations	(20,907)	(12,403)	(45,597)	(23,357)
Other income (expense), net:
Interest expense	(575)	(1,041)	(787)	(1,362)
Change in fair value of warrant liabilities	(2,150)	—	(1,512)	—
Change in fair value of Term Loan	(345)	—	(345)	—
Term Loan debt issuance costs	(1,393)	—	(1,393)	—
Other income (expense), net	(819)	1,147	(961)	609
Total other income (expense), net	(5,282)	106	(4,998)	(753)
Net loss	$(26,189)	$(12,297)	$(50,595)	$(24,110)
Net loss per share, basic and diluted	$(0.21)	$(0.10)	$(0.40)	$(0.19)
Weighted-average shares * used in computing net loss per share, basic and diluted	127,337,903	125,472,590	125,252,585	125,428,749
Comprehensive loss:
Net loss	$(26,189)	$(12,297)	$(50,595)	$(24,110)
Foreign currency translation adjustment, net of tax	(66)	32	(85)	(38)
Net comprehensive loss	$(26,255)	$(12,265)	$(50,680)	$(24,148)
* Weighted-average shares for the three and six months ended June 30, 2022 have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
For the Three Months Ended June 30, 2023
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
	Shares	Amount
Balances at March 31, 2023 (as reported)	127,173,552	$12	$404,501	$(401,405)	$(10,421)	$(7,313)
Cumulative restatement adjustments	—	—	—	(23,347)	—	(23,347)
Balances at March 31, 2023 (as restated)	127,173,552	12	404,501	(424,752)	(10,421)	(30,660)
Exercise of stock options	855,106	—	662	—	—	662
Stock-based compensation	—	—	4,722	—	—	4,722
Foreign currency translation adjustment, net of tax	—	—	—	—	(66)	(66)
Net loss	—	—	—	(26,189)	—	(26,189)
Balance at June 30, 2023 (as restated)	128,028,658	$12	$409,885	$(450,941)	$(10,487)	$(51,531)
The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
For the Three Months Ended June 30, 2022
(Unaudited)

	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
	Shares	Amount	Shares	Amount
Balances at March 31, 2022 (As Reported)	122,564,333	$189,881	2,826,266	$—	$149,640	$(336,925)	$(10,513)	$(7,917)
Cumulative restatement adjustments	—	—	—	—	—	(21,532)	—	(21,532)
Balances at March 31, 2022 (As Restated)	122,564,333	189,881	2,826,266	—	149,640	(358,457)	(10,513)	(29,449)
Old D-Wave exercise of stock options	—	—	146,369	—	134	—	—	134
Old D-Wave stock-based compensation	—	—	—	—	817	—	—	817
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	32	32
Net loss	—	—	—	—	—	(12,297)	—	(12,297)
Balances at June 30, 2022 (As Restated)	122,564,333	$189,881	2,972,635	$—	$150,591	$(370,754)	$(10,481)	$(40,763)
The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
For the Six Months Ended June 30, 2023
(Unaudited)

	Stockholders’ Deficit
	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2022 (as reported)	113,335,530	$11	$381,274	$(376,797)	$(10,402)	$(5,914)
Cumulative restatement adjustments	—	$—	$—	(23,549)	$—	$(23,549)
Balances at December 31, 2022 (as restated)	113,335,530	$11	$381,274	$(400,346)	$(10,402)	$(29,463)
Exercise of stock options	1,453,474	—	1,208	—	—	1,208
Issuance of common stock in connection with the Purchase Agreement	13,239,654	1	15,682	—	—	15,683
Stock-based compensation	—	—	11,477	—	—	11,477
Short swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(85)	(85)
Net loss	—	—	—	(50,595)	—	(50,595)
Balances at June 30, 2023 (As Restated)	128,028,658	$12	$409,885	$(450,941)	$(10,487)	$(51,531)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
For the Six Months Ended June 30, 2022
(Unaudited)

	Stockholders’ (Deficit) Equity
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2021 (as reported)	137,765,828	$189,881	3,166,949	$2,610	$146,240	$(325,268)	$(10,443)	$3,020
Cumulative restatement adjustments	—	—	—	—	—	(21,376)	—	(21,376)
Balances at December 31, 2021 (as restated)	137,765,828	189,881	3,166,949	2,610	146,240	(346,644)	(10,443)	(18,356)
Retroactive application of Merger	(15,201,495)	—	(349,451)	(2,610)	2,610	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,817,498	—	148,850	(346,644)	(10,443)	(18,356)
Old D-Wave exercise of stock options	—	—	155,137	—	141	—	—	141
Old D-Wave stock-based compensation	—	—	—	—	1,600	—	—	1,600
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(38)	(38)
Net loss	—	—	—	—	—	(24,110)	—	(24,110)
Balances at June 30, 2022 (as restated)	122,564,333	$189,881	2,972,635	$—	$150,591	$(370,754)	$(10,481)	$(40,763)
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2023	2022
(in thousands)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(50,595)	$(24,110)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	601	705
Stock-based compensation	11,477	1,600
Amortization of operating right of use assets	417	459
Non-cash interest expense	750	779
Change in fair value of Warrant liabilities	1,512	—
Change in fair value of Term Loan	345	—
Debt issuance costs netted from Term Loan proceeds	643	—
Other non-cash activities	932	243
Change in operating assets and liabilities:
Trade accounts receivable	(40)	(266)
Inventories	(81)	(301)
Prepaid expenses and other current assets	1,709	(4,330)
Trade accounts payable	338	(136)
Accrued expenses and other current liabilities	2,126	4,578
Deferred revenue	1,157	(293)
Operating lease liabilities, net of current portion	(335)	(427)
Net cash used in operating activities	$(29,044)	$(21,499)
Cash flows from investing activities:
Purchase of property and equipment	(59)	(175)
Purchase of software	(20)	(43)
Net cash used in investing activities	$(79)	$(218)
Cash flows from financing activities:
Proceeds from Lincoln Park Purchase Agreement	15,683	—
Proceeds from government assistance	—	3,178
Proceeds from issuance of common stock upon exercise of stock options	1,208	141
Proceeds from Term Loan	14,357	19,870
Debt payments	(1,835)	(424)
Short swing profit settlement	244	—
Net cash provided by financing activities	$29,657	$22,765
Effect of exchange rate changes on cash and cash equivalents	(85)	(65)
Net (decrease) increase in cash and cash equivalents	449	983
Cash and cash equivalents at beginning of period	$7,065	$9,483
Cash and cash equivalents at end of period	$7,514	$10,466
Supplemental disclosure of noncash investing and financial activities:
Unpaid deferred costs	$—	$3,734

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
Restatement of Previously Issued Condensed Consolidated Financial Statements
As described in Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements, our condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2023 and 2022 are restated in this Quarterly Report on Form 10-Q (this “Amendment No.1”, this “Quarterly Report” or this “Form 10-Q/A”) to reflect the corrections related to the accounting treatment of certain government assistance arrangements in the form of conditionally repayable loans with below-market interest rates (the "Arrangements"). The restated condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements for further discussion.
Liquidity and going concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2023, the Company had an accumulated deficit of $450.9 million. For the three and six months ended June 30, 2023, the Company incurred a net loss of $26.2 million and $50.6 million, respectively. For the three and six months ended June 30, 2022, the Company incurred a net loss of $12.3 million and $24.1 million, respectively. For the six months ended June 30, 2023 and 2022, the Company had net cash outflows from operating activities of $29.0 million and $21.5 million, respectively. As of June 30, 2023, the Company had $7.5 million of cash and working capital (current assets less current liabilities) deficit of $21.0 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.

On April 13, 2023, (the "Closing Date") the Company entered into the Term Loan and Security Agreement (the "Term Loan"), by and between the Company and PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. As further described in Note 8 - Loans payable, the Term Loan provides for an aggregate principal amount of $50.0 million to be made available to the Company in three tranches, subject to certain terms and conditions as defined in the Term Loan, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively, with the third tranche of $20.0 million to be made available on October 10, 2023, subject to certain conditions. The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023; modifying the condition that, prior to the funding of the second tranche,the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees to require such appointment at a later time at PSPIB’s option; and modifying notice deadline requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the second fiscal quarter ended June 30, 2023. The third tranche that shall be available to D-Wave as of October 10, 2023, is subject to the closing of a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, and the intellectual property valuation report submitted as a condition precedent to the second tranche and the board-approved operating budget for 2023 through 2027 being submitted by August 31, 2023 both remaining satisfactory to the Lender. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche or will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future.

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
As further described in Note 14 - Subsequent events, subsequent to the three months ended June 30, 2023, D-Wave was advanced $15.0 million under the second tranche of the Term Loan and, following the execution of the third amendment to the Term Loan and a registration statement relating to the resale of up to 35 million Common Shares under the Lincoln Park Purchase Agreement being declared effective, issued 16,590,877 Common Shares in connection with the Lincoln Park Purchase Agreement for total proceeds of $34.2 million. Notwithstanding these subsequent events, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation—Going Concern”, management has determined that the Company's liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be for a period of one year from the issuance of these financial statements. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Such adjustments could be material.

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
The Term Loan is subject to certain repayment and prepayment provisions which the Company has considered in their valuation analysis. The valuation analysis performed as of the issuance date on April 13, 2023 and June 30, 2023 did not consider any amendments to the Term Loan that occurred subsequent to June 30, 2023 (see to Note 14 - Subsequent events). A Monte Carlo simulation model was utilized to forecast the probability of the issuance of Common Shares under the Purchase Agreement to determine the estimated proceeds to be paid to the Lender along with a mandatory prepayment premium of 10%. Additionally, the Company estimated the probability for an event of default in the valuation analysis which would result in a mandatory prepayment of the outstanding principal and accrued and unpaid interest. A binomial lattice model was utilized to determine the impact on the valuation of optional prepayments, in the event a mandatory prepayment does not occur. The Company assessed the fair value of the Term Loan at issuance date and as of June 30, 2023 resulting in unrealized losses of $0.3 million for the three and six months ended June 30, 2023, respectively.
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
The Company accounted for the SIF Loan using the "sale of future revenues" guidance outlined in ASC 470-10-25 and concluded that the arrangement should be treated as debt rather than deferred revenue. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the effective interest rate. The liability is classified as non-current at June 30, 2023 and December 31, 2022, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
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
As of June 30, 2023, the liabilities for the Warrants were calculated by multiplying the quoted market price per DPCM Public Warrant of $0.19 by the17,916,609 Warrants outstanding (see Note 9).
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

3. Restatement of Previously Issued Condensed Consolidated Financial Statements
On January 30, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company's management and its current and former independent registered public accounting firms, determined that the Company’s unaudited financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2023, filed with the SEC on August 10, 2023, as well as the relevant portions of any communication which describe or are based on the unaudited financial statements, should no longer be relied upon.
This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the condensed consolidated balance sheets, statements of operations, and statements of cash flows for the three and six month periods ended June 30, 2023 and 2022 included in the original Form 10-Q. The condensed consolidated statements of stockholders’ (deficit) equity for the three and six month periods ended June 30, 2023 and 2022 have also been restated for the correction to net loss.
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
Condensed Condensed Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued condensed consolidated financial statements for the three and six month periods ended June 30, 2023 and 2022, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our condensed consolidated balance sheets, statements of operations, and cash flows as previously reported for these prior periods to the restated and revised amounts. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.
Summary of Restatement - Condensed Consolidated Balance Sheets

	As of June 30, 2023
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Loans payable, net, current	$15,910	$188	$16,098
Total current liabilities	33,643	188	33,831
Loans payable, net, noncurrent	8,473	23,450	31,923
Total liabilities	52,802	23,638	76,440
Accumulated deficit	(427,303)	(23,638)	(450,941)
Total stockholders' deficit	(27,893)	(23,638)	(51,531)
Total liabilities and stockholders’ deficit	24,909	—	24,909

Summary of Restatement - Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2023			2022
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(20,907)	$—	$(20,907)	$(12,403)	$—	$(12,403)
Other income (expense), net:
Interest expense	(781)	206	(575)	(1,479)	438	(1,041)
Other income (expense), net	(322)	(497)	(819)	533	614	1,147
Total other income (expense), net	(4,991)	(291)	(5,282)	(946)	1,052	106
Net loss	(25,898)	(291)	(26,189)	(13,349)	1,052	(12,297)
Net loss per share, basic and diluted	(0.20)	(0.01)	(0.21)	(0.11)	0.01	(0.10)
Weighted-average shares * used in computing net loss per share, basic and diluted	127,337,903	—	127,337,903	125,472,590	—	125,472,590
Net comprehensive loss	(25,964)	(291)	(26,255)	(13,317)	1,052	(12,265)

	Six Months Ended June 30,
	2023			2022
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(45,597)	$—	$(45,597)	$(23,357)	$—	$(23,357)
Other income (expense), net:
Interest expense	(1,235)	448	(787)	(2,262)	900	(1,362)
Other income (expense), net	(424)	(537)	(961)	353	256	609
Total other income (expense), net	(4,909)	(89)	(4,998)	(1,909)	1,156	(753)
Net loss	(50,506)	(89)	(50,595)	(25,266)	1,156	(24,110)
Net loss per share, basic and diluted	(0.40)	—	(0.40)	(0.20)	0.01	(0.19)
Weighted-average shares * used in computing net loss per share, basic and diluted	125,252,585	—	125,252,585	125,428,749	—	125,428,749
Net comprehensive loss	(50,591)	(89)	(50,680)	(25,304)	1,156	(24,148)

Summary of Restatement - Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2023			2022
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(50,506)	$(89)	$(50,595)	$(25,266)	$1,156	$(24,110)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash interest expense	1,198	(448)	750	1,679	(900)	779
Other non-cash activities	395	537	932	499	(256)	243
Net cash used in operating activities	(29,044)	—	(29,044)	(21,499)	—	(21,499)
Net cash used in investing activities	(79)	—	(79)	(218)	—	(218)
Net cash provided by financing activities	29,657	—	29,657	22,765	—	22,765
Effect of exchange rate changes on cash and cash equivalents	(85)	—	(85)	(65)	—	(65)
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
•3,015,575 shares of DPCM Class B common stock held by CDPM Sponsor Group LLC (the "Sponsor") and DPCM’s officers, directors and other special advisors were converted into Common Shares on a one-for-one basis; and
•Pursuant to an arrangement effected under Part 9, Division 5 of the Business Corporations Act (British Columbia) (the “Arrangement”) all holders of outstanding non-redeemable convertible preferred shares of D-Wave Systems received equity interests in D-Wave in exchange for their equity interests in D-Wave Systems. The aggregate consideration paid to former shareholders of D-Wave Systems in connection with the Merger was approximately 99,736,752 Common Shares and Exchangeable Shares (as defined below) (excluding options of D-Wave Systems and warrants of D-Wave Systems).
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

Contract balances
The following table provides information about account receivable, contract assets and liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Contract assets:
Trade account receivable	$803	$757
Unbilled receivables, included in 'Prepaid expenses and other current assets'	69	58
Total contract assets	$872	$815
Contract liabilities:
Deferred revenue, current	$2,827	$1,781
Deferred revenue, noncurrent	120	9
Customer deposit, included in 'Accrued expenses and other current liabilities'	45	45
Total contract liabilities	$2,992	$1,835
Changes in deferred revenue from contracts with customers were as follows (in thousands):

June 30,
2023
Balance at beginning of period	$1,790
Deferral of revenue	3,227
Recognition of deferred revenue	(2,070)
Balance at end of period	$2,947
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

6.    Balance sheet details
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued expenses:
Accrued transaction costs	$—	$2,459
Accrued professional services	3,873	1,858
Accrued compensation and related benefits	3,012	1,641
Other accruals	1,172	233
Other current liabilities:
Other payroll expenses	$1,025	$451
Customer deposit	45	45
Current portion of operating lease liabilities	1,463	1,533
Promissory note, related party (Refer to Note 10)	210	420
Total accrued expenses and other current liabilities	$10,800	$8,640
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses:
Prepaid services	$358	$391
Prepaid software	426	559
Prepaid rent	133	96
Prepaid commissions	206	268
Prepaid insurance	656	697
Other	384	89
Other current assets:
Directors and Officers insurance	$—	$1,449
Unbilled receivables	—	58
Security deposits	37	36
Receivable research incentives	—	264
Total prepaid expenses and other current assets	$2,200	$3,907
7.    Property and equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Quantum computer systems	$13,712	$13,714
Lab equipment	6,687	6,666
Computer equipment	3,573	3,545
Leasehold improvements	1,075	1,075
Furniture and fixtures	328	319
Construction-in-progress	71	86
Total property and equipment	25,446	25,405
Less: Accumulated depreciation	(23,654)	(23,111)
Property and equipment, net	$1,792	$2,294

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
8.    Loans payable (As Restated)
As of June 30, 2023 and December 31, 2022 loans payable consisted of the refundable government loans. The following table shows the component of loans payable (in thousands):

	Interest Rate	June 30,	December 31,
		2023	2022
		(As Restated)	(As Restated)
Loans payable, net, current
Term Loan (1)	11.00%	$15,700	$—
TPC Loan, due 2024	Interest free	398	399
Financing of Directors and Officers Insurance, due 2023	4.24%	—	1,449
Other loans payable, current, due 2023		—	15
Total loans payable, net, current		$16,098	$1,863

Loans payable, net, noncurrent
SIF Loan (1)		$31,546	$30,434
TPC Loan, due 2025	Interest free	377	734
Total loans payable, net, noncurrent		$31,923	$31,168
(1) Refer below for additional information on the repayment period and effective interest rate.
SIF Loan
On November 20, 2020, the Company entered into an agreement with SIF, wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million. As of June 30, 2023, the Company has received C$36.0 million in funding from SIF. Funds from the SIF Loan are to be used for projects involving the adaptation of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.
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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. The Canadian government conditionally approved the transaction with DPCM on May 9, 2022, with all conditions met on the closing date of the Merger. As of June 30, 2023, the Company is not aware of events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of June 30, 2023 and 2022, the Company calculated a weighted average effective interest rate for all tranches of 2.50% and 2.36%, respectively based on the most recent revenue projections at each reporting date.
Term Loan

On April 13, 2023, the Company entered into the Term Loan with PSPIB. Under the Term Loan, term loans in aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions.
The Term Loan matures on March 31, 2027, is secured by a first-priority security interest in substantially all of the Company's assets and contains certain operational and financial covenants, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The Term Loan is subject to a 2% drawdown fee and requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan. Such repayments are subject to a premium payment equal to 10.0% of the amount then prepaid to the Lender, in addition to the regular prepayment premium applicable on that date, except as modified by the amendment to the Term Loan as discussed in Note 14 – Subsequent events. The Term Loan is subject to a prepayment premium due to the Lender equal to 3% of the amount prepaid/repaid within the first year of the Closing Date, 2% in the second year, 1% in the third year and no prepayment premium thereafter. At the Company's discretion, the Term Loan bears interest on a monthly basis at either (i) 10.0% payable in cash, or (ii) 11.0% payable in kind ('PIK'), with the latter added to the principal value of the Term Loan. For the three and six month ended the Company recognized $0.4 million in PIK interest expense related to the Term Loan.

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
As of June 30, 2023, the Company has 17,916,609 Warrants outstanding. As part of the Merger, as described in Note 4- Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
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
11.    Stock-based compensation
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
For the six months ended June 30, 2023, the weighted-average grant-date fair value of RSUs granted was $0.89. There were 167,605 RSUs vested during the six months ended June 30, 2023. As of June 30, 2023, the unrecognized stock-based compensation cost related to the RSUs was $30.4 million, which is expected to be recognized over a weighted-average period of 2.63 years.
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
Leases
The Company primarily enters into leases for office space that are classified as operating leases. During each of the six months ended June 30, 2023, and 2022, total operating lease costs were $0.7 million.
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
13.    Net loss per share

As a result of the Merger (see Note 4), for the three months ended June 30, 2022, the Company has retroactively adjusted the weighted average shares outstanding prior to August 5, 2022 to give effect to the Conversion Ratio used to determine the number of Common Shares into which they were converted.
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share data):

	For the three months ended June 30,
	2023	2022
	(As Restated)	(As Restated)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(26,189)	$(12,297)
Denominator:
Weighted-average common stock outstanding	127,337,903	125,472,590
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.10)

	For the six months ended June 30,
	2023	2022
	(As Restated)	(As Restated)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(50,595)	$(24,110)
Denominator:
Weighted-average common stock outstanding	125,252,585	125,428,749
Net loss per share attributable to common stockholders - basic and diluted	$(0.40)	$(0.19)
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
14.    Subsequent events
The Company has evaluated all events occurring through August 10, 2023, the date on which the condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:
•On July 13, 2023, the Company received the second tranche gross proceeds of $15.0 million under the Term Loan between the Company and PSPIB. Under the Term Loan, term loans in the aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions (refer to Note 8 - Term Loan). The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including (i) delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023; (ii) the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees prior to the funding of the second tranche, instead requiring such appointment at a later time at PSPIB’s option; and (iii) delaying notice requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including certain revenue milestones for the second fiscal quarter ended June 30, 2023. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche, will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

D-WAVE QUANTUM INC.'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in Part I, Item I of this Report, as well as our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 15, 2024. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the Merger on August 5, 2022 (the "Closing") while "D-Wave Systems" refers to D-Wave Systems Inc. prior to the Closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
Restatement of Previously Issued Condensed Consolidated Financial Statements
In this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited Financial Statements, Refer to the “Explanatory Note” preceding “Cautionary Note Regarding Forward-Looking Statements” for background on the restatement, the fiscal periods impacted and other information. As a result, we have also restated certain previously reported financial information for the three and six month periods ended June 30, 2023 and 2022 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 1. Financial Statements and Supplementary Data-Notes to Condensed Consolidated Financial Statements-Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements,” for additional information related to the Restatement.
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
During the three months ended June 30, 2023 and 2022, we recognized revenue from our cloud and professional services of $1.7 million and $1.4 million, respectively. We have incurred significant operating losses since inception. For the six months ended June 30, 2023 and 2022, our net loss was $50.6 million and $24.1 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in various research and development programs and go-to-market initiatives. As of June 30, 2023, we had an accumulated deficit of $450.9 million.
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

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)
Revenue	$1,707	$1,371
Cost of revenue	1,002	620
Total gross profit	705	751
Operating expenses:
Research and development	9,548	7,456
General and administrative	9,576	3,959
Sales and marketing	2,488	1,739
Total operating expenses	21,612	13,154
Loss from operations	(20,907)	(12,403)
Other income (expense), net:
Interest expense	(575)	(1,041)
Change in fair value of warrant liabilities	(2,150)	—
Change in fair value of Term Loan	(345)	—
Term Loan debt issuance costs	(1,393)	—
Other income (expense), net	(819)	1,147
Total other income (expense), net	(5,282)	106
Net loss	$(26,189)	$(12,297)
Foreign currency translation adjustment, net of tax	(66)	32
Net comprehensive loss	$(26,255)	$(12,265)

	Six Months Ended June 30,
	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)
Revenue	$3,290	$3,083
Cost of revenue	2,164	1,235
Total gross profit	1,126	1,848
Operating expenses:
Research and development	20,463	14,260
General and administrative	20,872	7,606
Sales and marketing	5,388	3,339
Total operating expenses	46,723	25,205
Loss from operations	(45,597)	(23,357)
Other income (expense), net:
Interest expense	(787)	(1,362)
Change in fair value of warrant liabilities	(1,512)	—
Change in fair value of Term Loan	(345)	—
Term Loan debt issuance costs	(1,393)	—
Other income (expense), net	(961)	609
Total other income (expense), net	(4,998)	(753)
Net loss	$(50,595)	$(24,110)
Foreign currency translation adjustment, net of tax	(85)	(38)
Net comprehensive loss	$(50,680)	$(24,148)

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
Research and development expenses increased by $2.1 million, or 28% to $9.5 million for the three months ended June 30, 2023 compared to $7.5 million for the three months ended June 30, 2022. The increase was primarily a result of our continuous efforts to broaden the functionality of our QCaaS cloud platform and improve the reliability, availability and scalability of our cloud platform. In particular, our personnel-related expenses increased by $2.1 million (including $1.6 million related to stock-based compensation expense) and wafer fabrication costs increased $0.3 million due to higher activity rates. These increases were offset by decreases in repairs and maintenance costs of $0.2 million and a reduction in supply purchases of $0.1 million.
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

Other Income (Expense), net (As Restated)

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(As Restated)	(As Restated)
Other income (expense), net	$(5,282)	$106	$(5,388)	(5083)%
Other expense, net increased by $5.4 million or 5083%, to $5.3 million for the three months ended June 30, 2023 as compared to $0.1 million for the three months ended June 30, 2022, with the increase comprised of changes in fair value of warrant liabilities of $2.2 million, foreign exchange losses of $2.0 million, debt issuance costs of $1.4 million and change in fair value of Term Loan of $0.3 million. The increases were partly offset by lower interest expense of $0.5 million due to a lower debt balance.
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
Other Income (Expense), net (As Restated)

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(As Restated)	(As Restated)
Other income (expense), net	$(4,998)	$(753)	$(4,245)	564%
Other expense, net increased by $4.2 million or 564%, to $5.0 million for the six months ended June 30, 2023 as compared to $0.8 million for the six months ended June 30, 2022, with the increases comprised of change in fair value of warrant liabilities of $1.5 million, foreign exchange losses of $1.7 million, debt issuance costs of $1.4 million and change in fair value of Term Loan of $0.3 million. The increases were partly offset by lower interest expense of $0.8 million due to a lower debt balance.
Liquidity and Capital Resources
We have incurred net losses and experienced negative cash flows from operations since inception. To date, our primary sources of capital have been through private placements of convertible preferred shares, private placements of common stock revenue from the sale of our products and services, government assistance and debt financing. During the six months ended June 30, 2023 and 2022, we incurred net losses of $50.6 million and $24.1 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.
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
Net cash used in operating activities during the six months ended June 30, 2023 was $29.0 million, resulting primarily from a net loss of $50.6 million, adjusted for non-cash charges of $1.0 million in depreciation and amortization, including amortization of operating right of use assets, $11.5 million in stock-based compensation, $1.5 million in change in fair value of public and private warrants, $0.8 million in non-cash interest, $4.9 million in working capital adjustments, $0.3 million in change in fair value of Term loan and $0.6 million of debt issuance costs for the Term Loan.
Net cash used in operating activities during the six months ended June 30, 2022 was $21.5 million, resulting primarily from a net loss of $24.1 million, adjusted for non-cash charges of $1.2 million in depreciation and amortization including amortization of operating right of use assets, $1.6 million in stock-based compensation, $0.8 million in non-cash interest on government loans, $0.2 million in other non-cash activities and $1.2 million in working capital adjustments.
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

Contractual Obligations and Commitments
As of June 30, 2023, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K/A for the year ended December 31, 2022.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC on March 15, 2024, with the exception of the risk factor discussed below.
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