Form 10-Q/A
period 2023-09-30
D-Wave Quantum Inc.
filed 2024-03-18
CIK 1907982

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

EXPLANATORY NOTE

D-Wave Quantum Inc. (“D-Wave”, “we”, “our”, “us” or the “Company”) is filing this Amendment No. 1 on Form 10-Q (the "Form 10-Q/A” or “Amendment No. 1”) to amend and restate certain items in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2023 by the Company (the “Original Form 10-Q”). This Form 10-Q/A restates the Company’s previously issued condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2023 and 2022. See Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements, in Part I, Item 1, Financial Statements, for additional information.
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

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30,	December 31,
	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)
Assets
Current assets:
Cash	$53,317	$7,065
Trade accounts receivable, net	763	757
Inventories	2,244	2,196
Prepaid expenses and other current assets	1,870	3,907
Total current assets	58,194	13,925
Property and equipment, net	1,879	2,294
Operating lease right-of-use assets	8,560	9,133
Intangible assets, net	195	244
Other noncurrent assets	1,351	1,351
Total assets	$70,179	$26,947
Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$1,541	$3,756
Accrued expenses and other current liabilities	9,604	8,640
Loans payable, net, current	30,199	1,863
Deferred revenue, current	2,177	1,781
Total current liabilities	43,521	16,040
Warrant liabilities	1,971	1,892
Operating lease liabilities, net of current portion	6,884	7,301
Loans payable, net, noncurrent	32,830	31,168
Deferred revenue, noncurrent	92	9
Total liabilities	$85,298	$56,410
Commitments and contingencies (Note 12)
Stockholders' deficit:
Common stock par value $0.0001 per share; 675,000,000 shares authorized at September 30, 2023 and December 31, 2022; 155,288,763 shares and 113,335,530 shares issued and outstanding as of September 30, 2023 and December 31, 2022.	$15	$11
Additional paid-in capital	462,385	381,274
Accumulated deficit	(467,047)	(400,346)
Accumulated other comprehensive loss	(10,472)	(10,402)
Total stockholders' deficit	(15,119)	(29,463)
Total liabilities and stockholders’ deficit	$70,179	$26,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenue	$2,562	$1,695	$5,852	$4,778
Cost of revenue	1,033	654	3,197	1,858
Total gross profit	1,529	1,041	2,655	2,920
Operating expenses:
Research and development	9,459	7,507	29,922	21,799
General and administrative	8,003	5,925	28,875	13,566
Sales and marketing	2,474	2,773	7,862	5,982
Total operating expenses	19,936	16,205	66,659	41,347
Loss from operations	(18,407)	(15,164)	(64,004)	(38,427)
Other income (expense), net:
Interest expense	(1,035)	(633)	(1,822)	(2,252)
Change in fair value of warrant liabilities	1,433	2,603	(79)	2,603
Government assistance	—	—	—	—
Change in fair value of Term Loan	1,701	—	1,356	—
Term Loan debt issuance costs	(725)	—	(2,118)	—
Lincoln Park Purchase Agreement issuance costs	—	(629)	—	(629)
Other income (expense), net	927	2,173	(34)	2,782
Total other income (expense), net	2,301	3,514	(2,697)	2,504
Net loss	$(16,106)	$(11,650)	$(66,701)	$(35,923)
Net loss per share, basic and diluted	$(0.12)	$(0.10)	$(0.51)	$(0.29)
Weighted-average shares * used in computing net loss per share, basic and diluted	133,222,318	116,256,805	131,373,959	122,337,727
Comprehensive loss:
Net loss	$(16,106)	$(11,650)	$(66,701)	$(35,923)
Foreign currency translation adjustment, net of tax	15	56	(70)	18
Net comprehensive loss	$(16,091)	$(11,594)	$(66,771)	$(35,905)
* Weighted-average shares for the three and nine months ended September 30, 2022 have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
For the Three Months Ended September 30, 2023
(Unaudited)

	Stockholders’ Equity (Deficit)
	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
Balances at June 30, 2023 (as reported)	128,028,658	$12	$409,885	$(427,303)	$(10,487)	$(27,893)
Cumulative restatement adjustments	—	—	—	(23,638)	—	(23,638)
Balances at June 30, 2023 (as restated)	128,028,658	12	409,885	(450,941)	(10,487)	(51,531)
Exercise of stock options	786,202	—	683	—	—	683
Issuance of common stock in connection with the Purchase Agreement	26,247,450	3	45,660	—	—	45,663
Issuance of common stock in connection with the ESPP	226,453	—	273			273
Stock-based compensation	—	—	5,884	—	—	5,884
Foreign currency translation adjustment, net of tax	—	—	—	—	15	15
Net loss	—	—	—	(16,106)	—	(16,106)
Balance at September 30, 2023 (as restated)	155,288,763	$15	$462,385	$(467,047)	$(10,472)	$(15,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
For the Three Months Ended September 30, 2022
(Unaudited)

	Stockholders’ Equity (Deficit)
	Non-redeemable convertible preferred stock			Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares		Amount	Shares	Amount
Balances at June 30, 2022 (as reported)	137,765,828		$189,881	3,341,327	$2,811	$147,754	$(350,697)	$(10,481)	$(20,732)
Cumulative restatement adjustments	—		—	—	—	—	(20,220)	—	(20,220)
Balances at June 30, 2022 (as restated)	137,765,828		189,881	3,341,327	2,811	147,754	(370,917)	(10,481)	(40,952)
Retroactive application of Merger	(15,201,495)		—	(368,692)	(2,811)	2,811	—	—	—
Adjusted Balances, beginning of period*	122,564,333		189,881	2,972,635	—	150,565	(370,917)	(10,481)	(40,952)
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Merger	(122,564,333)		(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the Lincoln Park Purchase Agreement (Note 2)	—	—	—	381,540	—	3,271	—	—	3,271
Merger, net of redemptions and transaction costs	—	—	—	4,327,512	—	(16,242)	—	—	(16,242)
Issuance of common stock in connection with the PIPE Investment	—	—	—	5,816,528	1	39,999	—	—	40,000
Exercise of warrants	—	—	—	115,025	—	910	—	—	910
Stock-based compensation	—	—	—		—	1,781	—	—	1,781
Foreign currency translation adjustment, net of tax	—		—	—	—	—	—	56	56
Net loss	—		—	—	—	—	(11,650)	—	(11,650)
Balances at September 30, 2022 (as restated)	—		$—	110,377,357	$11	$370,155	$(382,567)	$(10,425)	$(22,826)
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
For the Nine Months Ended September 30, 2023
(Unaudited)

	Stockholders’ Equity (Deficit)
	Common stock
(In thousands, except share data)	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
Balances at December 31, 2022 (as reported)	113,335,530	$11	$381,274	$(376,797)	$(10,402)	$(5,914)
Cumulative restatement adjustments	—	—	—	(23,549)	—	(23,549)
Balances at December 31, 2022 (as restated)	113,335,530	11	381,274	(400,346)	(10,402)	(29,463)
Exercise of stock options	2,239,676	—	1,890	—	—	1,890
Issuance of common stock in connection with the Purchase Agreement	39,487,104	4	61,342	—	—	61,346
Issuance of common stock in connection with the ESPP	226,453	—	273	—	—	273
Stock-based compensation	—	—	17,362	—	—	17,362
Short-swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(70)	(70)
Net loss (as restated)	—	—	—	(66,701)	—	(66,701)
Balances at September 30, 2023 (as restated)	155,288,763	$15	$462,385	$(467,047)	$(10,472)	$(15,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (As Restated)
For the Nine Months Ended September 30, 2022
(Unaudited)

	Stockholders’ Equity (Deficit)
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2021 (as reported)	137,765,828	$189,881	3,166,949	$2,610	$146,240	$(325,268)	$(10,443)	$3,020
Cumulative restatement adjustments	—	—	—	—	—	(21,376)	—	(21,376)
Balances at December 31, 2021 (as restated)	137,765,828	189,881	3,166,949	2,610	146,240	(346,644)	(10,443)	(18,356)
Retroactive application of Merger	(15,201,495)	—	(349,451)	(2,610)	2,610	—	—	—
Adjusted Balances, beginning of period*	122,564,333	189,881	2,817,498	—	148,850	(346,644)	(10,443)	(18,356)
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Business Combination (Note 4)	(122,564,333)	(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the ELOC (Note 4)	—	—	381,540	—	3,271	—	—	3,271
Business Combination, net of redemptions and transaction costs (Note 4)	—	—	4,327,512	—	(16,242)	—	—	(16,242)
Issuance of common stock in connection with the PIPE Investment (Note 4)	—	—	5,816,528	1	39,999	—	—	40,000
Old D-Wave exercise of stock options	—	—	155,137	—	141	—	—	141
Exercise of warrants	—	—	115,025	—	910	—	—	910
Old D-Wave stock-based compensation	—	—	—	—	3,355	—	—	3,355
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	18	18
Net loss	—	—	—	—	—	(35,923)	—	(35,923)
Balances at September 30, 2022 (as restated)	—	$—	110,377,357	$11	$370,155	$(382,567)	$(10,425)	$(22,826)
* Shares of legacy non-redeemable convertible preferred stock and legacy common stock have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2023	2022
(in thousands)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(66,701)	$(35,923)
Adjustments to reconcile net loss to cash used in by operating activities:
Depreciation and amortization	828	1,038
Stock-based compensation	17,362	3,355
Amortization of operating right-of-use assets	573	493
Non-cash interest expense	1,745	280
Non-cash final fee payment for Venture Loan	—	1,808
Non-cash Lincoln Park Purchase Agreement issuance costs	—	629
Change in fair value of Warrant liabilities	79	(2,603)
Change in fair value of Term Loan	(1,356)	—
Debt issuance costs expensed for loans recorded under the fair value option	993	—
Government assistance	—	—
Unrealized foreign exchange loss (gain)	(40)	(2,707)
Other non-cash activities	35	266
Change in operating assets and liabilities:
Trade accounts receivable	7	1
Research incentives receivable	—	1,448
Inventories	(235)	(684)
Deferred offering costs	—	1,250
Prepaid expenses and other current assets	2,035	(3,815)
Trade accounts payable	(2,267)	614
Accrued expenses and other current liabilities	965	1,704
Deferred revenue	479	(1,051)
Operating lease liabilities, net of current portion	(412)	(442)
Net cash used in operating activities	(45,910)	(34,339)
Cash flows from investing activities:
Purchase of property and equipment	(141)	(249)
Purchase of software	(35)	(67)
Net cash used in investing activities	(176)	(316)
Cash flows from financing activities:
Proceeds from issuance of common stock from the PIPE investment (Note 4)	—	40,000
Merger, net of redemption and transaction costs (Note 4)	—	4,100
Transaction costs paid directly by D-Wave Systems	—	(6,528)
Proceeds from exercise of public warrants	—	910
Proceeds from promissory note - related party	—	420
Payment on directors and officers financing arrangement	(1,449)	(864)
Proceeds from Lincoln Park Purchase Agreement	61,346	—
Proceeds from issuance of common stock in connection with ESPP	273	—
Proceeds from government assistance	1,487	3,124
Proceeds from issuance of common stock upon exercise of stock options	1,890	141
Proceeds from debt financing	29,007	19,870
Debt payments	(390)	(20,000)
Venture Loan interest and final payment fee	—	(1,808)
Government loan payment	—	(398)
Short swing profit settlement	244	—
Net cash provided by financing activities	92,408	38,967
Effect of exchange rate changes on cash and cash equivalents	(70)	(31)
Net increase in cash and cash equivalents	46,252	4,281
Cash and cash equivalents at beginning of period	7,065	9,483
Cash and cash equivalents at end of period	$53,317	$13,764

Supplemental disclosure of noncash investing and financial activities:
Transfer from inventory to property and equipment	$152	$—
Purchases of property and equipment included in accounts payable	53	—
Non-cash directors and officers insurance	—	2,893
Initial warrant liabilities recognized in connection with closing of the Merger	—	8,101
Non-cash Merger financing	—	5,713
Issuance of shares for payment of Lincoln Park Purchase Agreement commitment fee	—	3,271
Conversion of convertible preferred stock to common stock	—	189,871

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
Liquidity and going concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2023, the Company had an accumulated deficit of $467.0 million. For the three and nine months ended September 30, 2023, the Company incurred a net loss of $16.1 million and $66.7 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred a net loss of $11.7 million and $35.9 million, respectively. For the nine month period ended September 30, 2023 and 2022, the Company had net cash outflows from operating activities of $45.9 million and $34.3 million, respectively. As of September 30, 2023, the Company had $53.3 million of cash and working capital (current assets less current liabilities) of $14.7 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
On April 13, 2023, (the "Closing Date") the Company entered into the Term Loan and Security Agreement (the "Term Loan"), by and between the Company and PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. As further described in Note 8 - Loans Payable, net, the Term Loan provides for an aggregate principal amount of $50.0 million to be made available to the Company in three tranches, subject to certain terms and conditions as defined in the Term Loan, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively. The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023 (later extended to December 31, 2023); modifying the condition that, prior to the funding of the second tranche,the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees to require such appointment at a later time at PSPIB’s option; and modifying notice deadline requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the second and third fiscal quarters ended June 30, 2023 and September 30, 2023, respectively. The availability of the third tranche of $20.0 million is subject to the satisfaction of certain conditions, including the closing of a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, the intellectual property valuation report submitted as a condition precedent to the second tranche remaining satisfactory to the Lender and the board-approved operating budget for 2023 through 2027 to be submitted by December 31, 2023, being satisfactory to the Lender. The deadline to provide the operating budget was extended to December 31, 2023 from August 31, 2023 by the fourth amendment to the Term Loan dated October 6, 2023. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche or will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future.

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
The Term Loan is subject to certain repayment and prepayment provisions which the Company has considered in their valuation analysis. The valuation analysis performed as of the issuance date on April 13, 2023 and September 30, 2023 did not consider any amendments to the Term Loan that occurred subsequent to September 30, 2023 (See Note 8). A Monte Carlo simulation model was utilized to forecast the probability of the issuance of Common Shares under the Purchase Agreement to determine the estimated proceeds to be paid to the Lender along with a mandatory prepayment premium of 10%. Additionally, the Company estimated the probability for an event of default in the valuation analysis which would result in a mandatory prepayment of the outstanding principal and accrued and unpaid interest. A binomial lattice model was utilized to determine the impact on the valuation of optional prepayments, in the event a mandatory prepayment does not occur. The Company assessed the fair value of the Term Loan at issuance date and as of September 30, 2023 resulting in unrealized gains of $1.7 million and $1.4 million for the three and nine months ended September 30, 2023, respectively.
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
The Company accounted for the SIF Loan using the "sale of future revenues" guidance outlined in ASC 470-10-25 and concluded that the arrangement should be treated as debt rather than deferred revenue. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the effective interest rate. The liability is classified as non-current at September 30, 2023 and December 31, 2022, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
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
As of September 30, 2023, the liabilities for the Warrants were calculated by multiplying the quoted market price per DPCM Public Warrant of $0.11 by the 17,916,606 Warrants outstanding (see Note 9).
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
3. Restatement of Previously Issued Condensed Consolidated Financial Statements
On January 30, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company's management and its current and former independent registered public accounting firms, determined that the Company’s unaudited financial statements included in the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2023, filed with the SEC on November 9, 2023, as well as the relevant portions of any communication which describe or are based on the unaudited financial statements, should no longer be relied upon.
This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the condensed consolidated balance sheets, statements of operations, and statements of cash flows for the three and nine month periods ended September 30, 2023 and 2022 included in the original Form 10-Q. The condensed consolidated statements of stockholders’ (deficit) equity for the three and nine month periods ended September 30, 2023 and 2022 have also been restated for the correction to net loss.
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
Condensed Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued condensed consolidated financial statements for the three and nine month periods ended September 30, 2023 and 2022, to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our condensed consolidated balance sheets, statements of operations, and cash flows as previously reported for these prior periods to the restated and revised amounts. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.
Summary of Restatement - Condensed Consolidated Balance Sheets

	As of September 30, 2023
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Loans payable, net, current	$30,006	$193	$30,199
Total current liabilities	43,328	193	43,521
Loans payable, net, noncurrent	9,108	23,722	32,830
Total liabilities	61,383	23,915	85,298
Accumulated deficit	(443,132)	(23,915)	(467,047)
Total stockholders' equity (deficit)	8,796	(23,915)	(15,119)
Total liabilities and stockholders’ equity (deficit)	70,179	—	70,179

Summary of Restatement - Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2023			2022
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(18,407)	$—	$(18,407)	$(15,164)	$—	$(15,164)
Other income (expense), net:
Interest expense	(1,247)	212	(1,035)	(1,069)	436	(633)
Government assistance	1,051	(1,051)	—	—	—	—
Other income (expense), net	365	562	927	948	1,225	2,173
Total other income (expense), net	2,578	(277)	2,301	1,853	1,661	3,514
Net loss	(15,829)	(277)	(16,106)	(13,311)	1,661	(11,650)
Net loss per share, basic and diluted	(0.12)	—	(0.12)	(0.11)	0.01	(0.10)
Weighted-average shares * used in computing net loss per share, basic and diluted	133,222,318	—	133,222,318	116,256,805	—	116,256,805
Net comprehensive loss	(15,814)	(277)	(16,091)	(13,255)	1,661	(11,594)

	Nine Months Ended September 30,
	2023			2022
(In thousands, except share and per share data)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Loss from operations	$(64,004)	$—	$(64,004)	$(38,427)	$—	$(38,427)
Other income (expense), net:
Interest expense	(2,482)	660	(1,822)	(3,588)	1,336	(2,252)
Government assistance	1,051	(1,051)	—	—	—	—
Other income (expense), net	(59)	25	(34)	1,301	1,481	2,782
Total other income (expense), net	(2,331)	(366)	(2,697)	(313)	2,817	2,504
Net loss	(66,335)	(366)	(66,701)	(38,740)	2,817	(35,923)
Net loss per share, basic and diluted	(0.50)	(0.01)	(0.51)	(0.32)	0.03	(0.29)
Weighted-average shares * used in computing net loss per share, basic and diluted	131,373,959	—	131,373,959	122,337,727	—	122,337,727
Net comprehensive loss	(66,405)	(366)	(66,771)	(38,722)	2,817	(35,905)

Summary of Restatement - Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2023			2022
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(66,335)	$(366)	$(66,701)	$(38,740)	$2,817	$(35,923)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash interest expense	2,405	(660)	1,745	$1,616	(1,336)	280
Government assistance	(1,051)	1,051	—	$—	—	—
Unrealized foreign exchange loss (gain)	(15)	(25)	(40)	$(1,226)	(1,481)	(2,707)
Net cash used in operating activities	(45,910)	—	(45,910)	(34,339)	—	(34,339)
Net cash used in investing activities	(176)	—	(176)	(316)	—	(316)
Net cash provided by financing activities	92,408	—	92,408	38,967	—	38,967
Effect of exchange rate changes on cash and cash equivalents	(70)	—	(70)	(31)	—	(31)
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
Total deferred revenue as of December 31, 2022 was $1.8 million, of which $1.7 million was recognized as revenues during the nine months ended September 30, 2023.
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

6. Balance Sheet Details
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued expenses:
Accrued transaction costs	$—	$2,459
Accrued professional services	2,642	1,858
Accrued compensation and related benefits	3,707	1,641
Other accruals	993	233
Other current liabilities:
Other payroll expenses	722	451
Customer deposit	45	45
Current portion of operating lease liabilities	1,390	1,533
Promissory note, related party (Refer to Note 10 - Promissory note, related party)	105	420
Total accrued expenses and other current liabilities	$9,604	$8,640
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses:
Prepaid services	$377	$391
Prepaid software	563	559
Prepaid rent	182	96
Prepaid commissions	87	268
Prepaid insurance	338	697
Other	142	89
Other current assets:
Receivable research incentives	128	264
Security deposits	17	36
Directors and officers insurance	36	1,449
Unbilled receivables	—	58
Total prepaid expenses and other current assets	$1,870	$3,907

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Quantum computer systems	$13,711	$13,714
Lab equipment	6,838	6,666
Computer equipment	3,614	3,545
Leasehold improvements	1,075	1,075
Furniture and fixtures	372	319
Construction-in-progress	119	86
Total property and equipment	25,729	25,405
Less: Accumulated depreciation	(23,850)	(23,111)
Total Property and equipment, net	$1,879	$2,294
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
8. Loans Payable, net (As Restated)
As of September 30, 2023 and December 31, 2022 loans payable consisted of the refundable government loans. The following table shows the component of loans payable (in thousands):

	Interest Rate	September 30,	December 31,
		2023	2022
Loans payable, current:		(As Restated)	(As Restated)
Term Loan [1]	11.00%	$29,800	$—
TPC Loan, due 2024	Interest free	399	399
Financing of directors and officers insurance, due 2023	4.24%	—	1,449
Other loans payable, current, due 2023		—	15
Total loans payable, current		$30,199	$1,863
Loans payable, noncurrent:
SIF Loan [1]		$32,462	$30,434
TPC Loan, due 2025	Interest free	368	734
Total loans payable, noncurrent		$32,830	$31,168
1 Refer below for additional information on the repayment period and effective interest rate.
SIF Loan
On November 20, 2020, the Company entered into an agreement with SIF, wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million. As of September 30, 2023, the Company has received C$38,000,000 in funding from SIF. Funds from the SIF Loan are to be used for projects involving the adaptation of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.

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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. The Canadian government conditionally approved the transaction with DPCM on May 9, 2022, with all conditions met on the closing date of the Merger. As of September 30, 2023, the Company is not aware of events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of September 30, 2023 and 2022, the Company calculated a weighted average effective interest rate for all tranches of 2.50% and 2.36%, respectively, based on the most recent revenue projections at each reporting date.
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
9. Warrant Liabilities
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
11. Stock-based Compensation
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

12. Commitments and Contingencies
Leases
The Company primarily enters into leases for office space that are classified as operating leases. During each of the nine months ended September 30, 2023, and 2022, total operating lease costs were $1.1 million.
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

13. Net Loss per Share
As a result of the Merger (see Note 4), for the three months ended September 30, 2022, the Company has retroactively adjusted the weighted average shares outstanding prior to August 5, 2022 to give effect to the Conversion Ratio used to determine the number of Common Shares into which they were converted.
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	For the three months ended September 30,
	2023	2022
	(As Restated)	(As Restated)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(16,106)	$(11,650)
Denominator:
Weighted-average common stock outstanding	133,222,318	116,256,805
Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.10)

	For the nine months ended September 30,
	2023	2022
	(As Restated)	(As Restated)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(66,701)	$(35,923)
Denominator:
Weighted-average common stock outstanding	131,373,959	122,337,727
Net loss per share attributable to common stockholders - basic and diluted	$(0.51)	$(0.29)
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2023	2022
Public Warrants as converted to Common Shares (Note 9)	14,420,064	14,426,301
Private Warrants as converted to Common Shares (Note 9)	11,633,061	11,633,060
D-Wave Systems Warrant Shares as converted to Common Shares (Note 9)	1,155,713	2,889,282
Options to purchase common stock as converted to Common Shares[1]	9,419,509	13,532,543
Options to purchase Common Shares under the 2022 Equity Incentive Plan	1,061,981	1,500,081
Unvested restricted stock unit awards	10,952,749	—
Total	48,643,077	43,981,267
1 Stock options granted under the 2020 Plan will be converted applying the Conversion Ratio to the underlying common stock at the exercise date.
14. Subsequent Events
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
Restatement of Previously Issued Condensed Consolidated Financial Statements
In this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited Financial Statements, Refer to the “Explanatory Note” preceding “Cautionary Note Regarding Forward-Looking Statements” for background on the restatement, the fiscal periods impacted and other information. As a result, we have also restated certain previously reported financial information for the three and nine month periods ended September 30, 2023 and 2022 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 1. Financial Statements and Supplementary Data-Notes to Condensed Consolidated Financial Statements-Note 3 - Restatement of Previously Issued Condensed Consolidated Financial Statements,” for additional information related to the Restatement.
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
During the three months ended September 30, 2023 and 2022, we recognized revenue from our cloud and professional services of $2.6 million and $1.7 million, respectively. We have incurred significant operating losses since inception. For the nine months ended September 30, 2023 and 2022, our net loss was $66.7 million and $35.9 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in various research and development programs and go-to-market initiatives. As of September 30, 2023, we had an accumulated deficit of $467.0 million.
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
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)
Revenue	$2,562	$1,695
Cost of revenue	1,033	654
Total gross profit	1,529	1,041
Operating expenses:
Research and development	9,459	7,507
General and administrative	8,003	5,925
Sales and marketing	2,474	2,773
Total operating expenses	19,936	16,205
Loss from operations	(18,407)	(15,164)
Other income (expense), net:
Interest expense	(1,035)	(633)
Change in fair value of warrant liabilities	1,433	2,603
Government assistance	—	—
Change in fair value of Term Loan	1,701	—
Term Loan debt issuance costs	(725)	—
Lincoln Park Purchase Agreement issuance costs	—	(629)
Other income (expense), net	927	2,173
Total other income (expense), net	2,301	3,514
Net loss	$(16,106)	$(11,650)
Foreign currency translation adjustment, net of tax	15	56
Comprehensive loss	$(16,091)	$(11,594)

	Nine Months Ended September 30,
	2023	2022
(In thousands, except share and per share data)	(As Restated)	(As Restated)
Revenue	$5,852	$4,778
Cost of revenue	3,197	1,858
Total gross profit	2,655	2,920
Operating expenses:
Research and development	29,922	21,799
General and administrative	28,875	13,566
Sales and marketing	7,862	5,982
Total operating expenses	66,659	41,347
Loss from operations	(64,004)	(38,427)
Other income (expense), net:
Interest expense	(1,822)	(2,252)
Change in fair value of warrant liabilities	(79)	2,603
Government assistance	—	—
Change in fair value of Term Loan	1,356	—
Term Loan debt issuance costs	(2,118)	—
Lincoln Park Purchase Agreement issuance costs	—	(629)
Other income (expense), net	(34)	2,782
Total other income (expense), net	(2,697)	2,504
Net loss	$(66,701)	$(35,923)
Foreign currency translation adjustment, net of tax	(70)	18
Comprehensive loss	$(66,771)	$(35,905)
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
Research and development expenses increased by $2.0 million, or 26% to $9.5 million for the three months ended September 30, 2023 compared to $7.5 million for the three months ended September 30, 2022. The increase was primarily a result of our continuous efforts to broaden the functionality of our QCaaS cloud platform and improve the reliability, availability and scalability of our cloud platform. In particular, our personnel-related expenses increased by $2.2 million (including $2.0 million related to stock-based compensation expense). These increases were offset by decreases in facilities costs of $0.1 million and a reduction in professional fees of $0.1 million.
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
Other Income (Expense), net (As Restated)

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
(In thousands, except percentages)	(As Restated)	(As Restated)
Other income (expense), net	$2,301	$3,514	$(1,213)	(35)%
Other income, net decreased by $1.2 million or 35%, to $2.3 million for the three months ended September 30, 2023 as compared to $3.5 million for the three months ended September 30, 2022. the decreases were primarily due to decreases in the change in fair value of warrant liabilities of $1.2 million, decreased foreign exchange gains of $1.2 million, and increase in debt issuance costs of $0.7 million, and an increase in interest expense of $0.4 million. These decreases were partly offset by changes in the fair value of the Term Loan of $1.7 million and decreased LPC Purchase Agreement issuance costs of $0.6 million.

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

Other Income (Expense), net (As Restated)

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(As Restated)	(As Restated)
Other income (expense), net	$(2,697)	$2,504	$(5,201)	(208)%
Other expense, net increased by $5.2 million or -208%, to $2.7 million for the nine months ended September 30, 2023 as compared to income of $2.5 million for the nine months ended September 30, 2022. The increases were driven by $1.5 million in increased debt and equity issuance costs, $2.6 million in unfavorable changes in the fair value of warrant liabilities, and a $2.8 million reduction in unrealized foreign exchange gains. These increases were partly offset by $1.4 million in favorable changes in fair value of the Term Loan, and a $0.4 million reduction in interest expense.
Liquidity and Capital Resources
We have incurred net losses and experienced negative cash flows from operations since inception. To date, our primary sources of capital have been through private placements of convertible preferred shares, private placements of common stock, revenue from the sale of our products and services, government assistance and debt financing. During the nine month period ended September 30, 2023 and 2022, we incurred net losses of $66.7 million and $35.9 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing.
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
To the extent that sufficient capital is not obtained through the cash received in connection with the Term Loan and the issuance of Common Shares under the Purchase Agreement, management will be required to obtain additional capital through the issuance of additional debt and/or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms, especially if D-Wave fails to maintain the listing of its Common Shares on the NYSE. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to the currently outstanding Common Shares. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders.
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
Net cash used in operating activities during the nine months ended September 30, 2023 was $45.9 million, resulting primarily from a net loss of $66.7 million, adjusted for non-cash charges of $1.4 million in depreciation and amortization, including amortization of operating right of use assets, $17.4 million in stock-based compensation, $1.0 million of debt issuance costs for the Term Loan, $0.1 million in change in fair value of public and private warrants, $1.7 million in non-cash interest and $0.6 million in working capital adjustments, which was partially offset by $1.4 million increase in fair value of Term Loan.
Net cash used in operating activities during the nine months ended September 30, 2022 was $34.3 million, resulting primarily from a net loss of $35.9 million, adjusted for non-cash charges of $1.5 million in depreciation and amortization including amortization of operating right of use assets, $3.4 million in stock-based compensation, $0.3 million in non-cash interest on government loans, $0.3 million in other non-cash activities and $1.0 million in working capital adjustments.

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