Form 10-K
period 2023-12-31
D-Wave Quantum Inc.
filed 2024-03-29
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant (60,230,712 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2023 was $125,882,188. For purposes of this computation, all officers, directors and holders of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors and holders are, in fact, affiliates of the registrant.

As of March 28, 2024, there were outstanding 116,792,838 shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 44,889,286 exchangeable shares outstanding as of March 28, 2024, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Form 10-K”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding D-Wave Quantum’s and D-Wave Quantum’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the SEC. You should not place undue reliance on these forward-looking statements in making an investment decision with respect to the securities offered under this Form 10-K. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond the control of D-Wave Quantum. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. All forward-looking statements set forth in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K. These forward-looking statements are based on information available as of the date of this Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•D-Wave Quantum may, in the future, be adversely affected by global public health crises such as epidemics or pandemics.
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
Overview
At D-Wave, our mission is to harness the power of quantum computing to benefit business and society today. As a 25-year pioneer in the quantum industry and the world’s first company to deliver commercial-grade quantum solutions, we are uniquely defining and ushering in the era of enterprise quantum computing. This is a pivotal moment for the industry. We are singlehandedly leading the transition from an academic endeavor exploring quantum’s potential to enterprise-scale adoption and deployment, solving some of the world’s toughest problems. Based on our strategic decision to bring to market a different type of quantum technology – annealing quantum computing, we hold a first-mover advantage that no other company in the world can claim.
Our market leadership position is evident – we were the first to launch commercial quantum systems, the first to achieve a demonstration of quantum supremacy on real-world problems, and the first to have quantum applications running in production for commercial customers. No other quantum computing company comes close at this time.
Built from our decades of quantum innovation, we offer a full stack of quantum systems, software and services capable of solving highly complex problems today. Our relentless commitment to innovation and invention means that we’re laser-focused on continuously building quantum solutions that push the boundaries of what’s possible. A key corporate strategy is to advance the science of quantum, and in support of that effort, we recently achieved a world-first quantum supremacy result – solving a real-world problem that classical computation cannot. This result was achieved using our latest qubit architecture, which is showing increased coherence and thus more computational power. We will continue our groundbreaking research and innovation on qubit architecture design and fabrication and apply those learnings to new products and applications.
From a product perspective, we continue to develop systems that outperform previous generations, driving toward even higher qubit count, greater qubit coherence, and increased energy scale. Our sixth-generation annealing quantum computing system, Advantage2, is shaping up to be our most performant system to date, with an expected 7,000+ qubits and 20-way connectivity to enable us to solve even larger and more complex problems and drive faster time-to-solution. Our efforts to build a gate model system are continuing to progress, with the development of high coherence fluxonium qubits that show quantum properties comparable to the best seen to date in peer-reviewed scientific literature. In addition, we have demonstrated 20x faster programming and readout than ever before seen on a gate model system. We’re also extending the capabilities of hybrid and classical solvers to achieve best-in-class performance, expected to be unmatched by the industry. Our continuous software enhancements translate to production-grade reliability, access and security to support customers’ production deployments.
Our solutions drive tangible business outcomes such as lower costs, increased operational efficiency and increased revenue opportunities, and our technical roadmap is focused on delivering product advancements that directly impact customer return on investment ("ROI"), now and in the future. Our cloud-based approach offers customers real-time access to our technology, helping them not only find answers to their computationally challenging problems, but also better navigate unexpected disruptions that arise in business daily. Our recently announced initiative to develop and bring to market applications that combine the power of generative AI and quantum computing technologies will further extend our customer value, as we launch the commercial era of quantum machine learning.
Our efforts across every facet of the business – from scientific research to processor development and hybrid solver advancements to production deployment support – remain squarely focused on helping our customers succeed and derive ROI from quantum computing.

Introduction to Quantum Computing
While classical computing technology has delivered significant advancements in performance, it has limitations. In classical computation, binary information is encoded in bits that can be in a 0 or 1 state. Classical processors manipulate and transform this binary information to run classical algorithms and perform computations. Still, many important and high-value problems remain difficult or out of reach for classical computers, which creates a demand for quantum computing. Our quantum computing systems harness quantum mechanics to deliver powerful computational resources. Our systems contain quantum bits (qubits) that can be in a superposition of both 0 and 1 simultaneously, and support entanglement across many qubits. These properties provide computational tools that enable new algorithms and applications for solving problems that are outside the reach of classical computing systems.
The computational value of quantum computing underpins the promise of even greater societal and business impact, from the creation of new products and identification of new lines of business to solutions unimagined in drug discovery, weather modelling, global supply chain distribution, financial market portfolio optimization, and new materials. As the only quantum computing company in the world both building commercial annealing quantum computing systems and developing gate-model quantum computing systems, we can help customers benefit from a simplified, cross-platform experience that provides access to the full breadth of potential quantum applications. This dual-system approach is crucial to serving the full quantum total addressable market (“TAM”), as different types of quantum systems benefit different types of quantum applications: annealing quantum computing systems are optimal for optimization problems, which today account for approximately 25 percent of the quantum TAM (as defined in “Our Growth Strategy” below); gate-model systems are best for differential equations, such as those in quantum chemistry; and both annealing and gate-model systems can solve linear algebraic and factoring problems, such as those in cryptography. As use of quantum computers accelerates, we expect to find new, yet to be discovered use cases that may be better suited for one or the other approach.
By offering both annealing and gate-model quantum computers, we intend to impact the lifecycles of a broader range of use cases and serve as the only cross-platform solution for enterprise customers. For example, in the pharmaceutical sector, annealing quantum computing systems are best suited for patient trial and supply chain optimization, as well as protein folding, while gate-model systems are best suited to assist with drug discovery. Both systems will likely play a role in quantum machine learning for toxicity mitigation. In manufacturing, new materials will be designed with gate-model systems, while annealing quantum computing systems will be used to optimize factory automation to deliver new products that feature those new materials. By providing both annealing and gate-model quantum computing capabilities, D-Wave will be able to address the entire TAM rather than only a portion thereof, unlocking customers’ ability to use annealing and gate-model systems as a single-point solution.
Quantum computing gives our customers a set of tools for finding solutions to hard problems, and can in some cases arrive at optimal solutions far more quickly than purely classical approaches. In a December 2022 report by Hyperion Research, a high-performance computing analysis firm, more than 80 percent of enterprises surveyed stated that they plan to increase their quantum computing commitment in the next two to three years, with more than one-third planning to invest at least $15 million annually in quantum computing efforts. All of this contributes to acceleration in the use of, and demand for, quantum computing. The need for quantum computing solutions is here today, and we believe D-Wave is well positioned to capture a significant portion of the commercial quantum computing market.
Our customers have included a highly diversified global portfolio of blue-chip enterprise companies, including Mastercard, Deloitte, BASF, Volkswagen, Unisys, Siemens Healthineers, Davidson Technologies, ArcelorMittal, Pattison Food Group (formerly Save-On-Foods), DENSO, BBVA, NEC Corporation ("NEC"), and Lockheed Martin. In addition, thousands of developers around the globe have built early quantum software applications on our systems in areas as diverse as customer offer allocation, resource scheduling, job shop scheduling, vehicle routing, logistics, drug discovery, industrial construction design, portfolio optimization and manufacturing processes, plus many more under development, demonstrating increased recognition of the benefits of quantum computing across industries.
We believe that most commercial quantum computation and successful application development will be hybrid, meaning that problems will be solved using powerful combinations of quantum and classical resources. Much like the value of a graphical processing unit in classical computation, quantum computers are accelerators. Our quantum hybrid approach offers customers the best of classical and quantum solvers, automatically determining which parts of problems are more suited to classical or quantum solutions and, in turn, enabling customers to see early quantum value on their current computational problems while preparing them to address more complex problems in the future.

We have already demonstrated important results. As noted in the peer-reviewed paper published in Nature Communications in 2021, our systems have demonstrated a three-million-times speed-up over the best-known classical approaches on an application in quantum materials simulation. In a peer reviewed paper published in Nature in 2023, our systems demonstrated a significant speed-up and scaling advantage on approach to optimality for an important class of hard optimization problems. Most recently, we believe D-Wave has become the first in the world to demonstrate quantum supremacy on real-world problems. This groundbreaking work was achieved using our latest generation Advantage2 quantum computer. We have shown that our Advantage2 system can solve problems that cannot be solved classically, full stop. D-Wave is currently pursuing peer-review publication of this quantum supremacy research in a scientific journal.
We believe that our hybrid quantum computing approach will accelerate the value of quantum computing for enterprises today, and once fully developed, our cross-platform offerings of both annealing and gate-model systems will provide customers with access to quantum computing for all their use cases. We believe we are poised to disrupt and revolutionize the notion of computational power. In turn, this will enable business and society to harness the value of quantum computing technology.
We are more than our innovative products. We are an organization of professionals across many disciplines and boast distinguished domain experts with decades of experience in their respective fields. We believe the maturity of our technologies, our deep professional services expertise, our history of delivering both scientific advancements and new quantum products via cloud services, and our proven track record of building and growing new markets fully equip us to partner with customers on their quantum journeys and to continue to capture a significant portion of the growing market.
All our systems, tools and products are, and will continue to be, focused on providing an accelerated path to practical, real-world applications that deliver measurable value to our customers.

TECH DRIVING CUSTOMER USE CASES

Platform Innovation
advantage
Leap
BQM, DQM, CQM Solvers
advantage2
Leap
Next-gen Solver
advantage2 Performance Update
Leap
Targeted Hybrid Solvers
advantage3, ...
Leap
Universal Solvers
Systems
Software
Opportunity
$100B Market Opportunity*
2023
2024
2025
2026
2027
2028
2029
20...

Production Application Use Cases

Scheduling & Routing
- Workforce Scheduling
- Job Shop Scheduling
- Vehicle Routing

Allocation & Risk Management
- Resource Allocation
- Customer Offer Allocation
- Portfolio Optimization
- Fraud Detection

Machine Learning
- Model Training
- Prompting Optimization
- Feature Selection

Defense & Aerospace
- Missile Defense Optimization
- Satellite Placement
- Radar Scheduling

Process & Flow
- Wireless Infrastructure Optimization
- Network Flow Optimization
- Supply Chain Optimization

Advanced Use Cases
- Drug Discovery
- Protein Design
- Energy Unit Commitment

** Based on DWave analysis and research from Grand View Research, Allied Market Research, Research and Markets and 360 Research Reports*

2 COPYRIGHT © D-WAVE

D-Wave

Our Quantum Computers, Developer Tools, and Quantum Hybrid Solvers Delivered via QCaaS
We believe we are uniquely positioned to serve the growing market for quantum computing solutions and services. Based on our analysis of recent market research, we’ve identified priority industries and use cases where we see the greatest growth opportunity for our business – both in the near- and longer-term. We will initially focus on supporting use cases in logistics and manufacturing, solving problems such as workforce scheduling, job shop scheduling, vehicle routing and resource allocation – areas where our current technology is successfully driving positive business outcomes for our customers. As our technology development progresses, we will continuously expand the portfolio of applicable use cases to support even more complex problems such as generative AI, machine learning, drug discovery and more.

Our revenue is derived from cloud-based Quantum Computing as a Service ("QCaaS"), which includes access to annealing quantum computers with more than 5,000 qubits and quantum-classical hybrid solvers that can solve problems with up to one million variables. We also recognize revenue by helping customers build quantum hybrid applications through our professional services offerings. For a breakdown of revenue by type of product or service, please see Note 4 - Revenue from contracts with customers included in the notes to our audited consolidated financial statements. While we generate revenue from these products and services, we have a history of net losses since inception and experienced negative cash flows from operations. See “Risk Factors— Risks Related to D-Wave Quantum’s Financial Condition and Status as an Early-Stage Company—We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.”
Advantage™ quantum computers: we are at the forefront of providing annealing quantum computers. Today’s Advantage annealing quantum system was built for business and excels at optimization problems ubiquitous in real-world commercial applications, such as optimizing manufacturing processes and reducing waste. Advantage systems are available in our Leap™ quantum cloud service, and access to Leap and other services can be purchased directly from D-Wave or through Amazon Web Services (“AWS”) Marketplace and other partners such as NEC. We believe the industry is on at least a seven to ten-year timeline for delivering scaled, error corrected gate-model systems, and we expect our gate-model program to be competitive within that timeline. Our scalable gate-model program will extend the Advantage system to deliver gate-based quantum computing leveraging the technology and approach that has enabled us to deliver five generations of progressively larger annealing quantum computers. Much like our existing annealing quantum computers, we will deliver access to the gate-model quantum computers via our Leap quantum cloud service. However, we anticipate that there may be unique government classified applications that require stand-alone systems (potentially for both annealing and gate-model systems) on customer premises. In parallel with developing gate-model quantum computing systems, we will continue to invest in our Advantage annealing program with a clear roadmap for future generations of increasingly more powerful, coherent, and connected annealing quantum computing products.
Our offerings include:
LeapTM quantum cloud service: We are also at the forefront of providing real-time quantum cloud service offerings for production quantum use cases. Launched in 2018, and now available in 39 countries and counting around the world, the Leap quantum cloud service was built to access state-of-the-art quantum computers and a quantum-classical hybrid solver service that can handle problems with up to one million variables. Users log in to Leap and immediately benefit from not only access to our quantum systems and hybrid solvers, but also from a suite of coded examples, access to a cloud-based open source integrated development environment (“IDE”) for easily running both these examples and developing new applications, as well as access to resources, tools and an emerging quantum developer community.
Ocean™ developer tools: Offering a full suite of open-source programming tools, the Ocean software development kit (“SDK”) simplifies the process of building quantum hybrid applications while reducing associated time and cost.
D-Wave Launch™ on-board to quantum computing program: D-Wave Launch offers a phased approach to identifying and building in-production quantum hybrid applications. Our professional services team works with customers to help identify which problems would be most impacted by quantum solutions, develop quantum proofs-of-concept, pilot hybrid quantum applications, and then put those applications into production. Training and quantum computing access accompany the phases.
Customers and Applications
We categorize quantum use cases as either pre-production or production. For over ten years, customers have been using our quantum computers for modelling, testing, and research while also providing a feedback loop that has not only grown into a collection of examples of how the system can be used today, but also provides insight into emerging use cases. These are pre-production use cases.
We are now observing a shift in certain quantum use cases, notably optimization-based, that are beginning to move into production, with customers identifying real business problems, developing quantum hybrid proofs-of-concept, piloting them, and then begin running those use cases in production environments, thus fueling daily operations. But we believe that this is just the beginning. As annealing quantum computing becomes more powerful and gate-model systems begin to come online over the next seven to ten years, other pre-production and production use cases are expected to emerge.
As of 2024, hundreds of user-built early applications have been developed to run on our annealing quantum computing systems and in our hybrid solver service. Spanning a wide range of diverse industries, these applications include examples in airline scheduling, quantum chemistry simulation, manufacturing optimization, preventative health care, portfolio optimization, and logistics.

Our annealing quantum computer runs an algorithm that natively solves optimization problems. As a result, a growing collection of use cases tend to fall into the optimization category. Applications include peptide design, employee scheduling, last-mile vehicle routing, job shop scheduling, financial portfolio return optimization, farm-to-market food delivery, digital marketing, organic light-emitting diode (OLED) materials development, financial risk reduction, marketing campaign optimization, shipping container logistics, ribonucleic acid folding, and clinical trial optimization. Verticals including manufacturing, logistics, financial services, life sciences, energy, and telecommunications stand to benefit from the processing power of quantum computing.
Our customers have built a plethora of applications with our annealing quantum computing technologies that demonstrate tangible business outcomes, including:
•SavantX, a quantum analytics company, worked with the Port of Los Angeles to create a quantum application specific to the port’s third largest terminal–Pier 300–to optimize cargo handling and truck scheduling using D‑Wave’s annealing quantum computer. With the application, truck drivers were directed to the right container based on a crane’s current location, reducing crane movement while increasing crane productivity. The result of this system was the reduction of wait-time for truckers, and increased movement of containers out of the port. Per-crane deliveries went from 60 to 97 per day following implementation, a 62 percent increase in productivity.
•Pattison Food Group, Canada’s largest Western-based provider of food and health products, has successfully used our hybrid solver service in the Leap service, which incorporates the Advantage quantum processing unit (“QPU”), to find solutions to optimization problems in grocery logistics. The company is moving multiple quantum hybrid applications into production. The first, an e-commerce driver delivery scheduling application, is now in production to create schedules that serve over 100 stores. This application has trimmed what was once an 80-hour task to just 15 hours each week, resulting in over 80 percent time savings. In addition, the company will soon bring another quantum-hybrid application into production that optimizes in-store resource scheduling in its stores across Canada.
•We have been working with our European partner, QuantumBasel, and VINCI Energies, an accelerator of environmental and digital transition, on a pilot project to better design the layout of an HVAC system for a new building, considering discrete duct sizes and joint costs. VINCI Energies has been developing an automated solution for what had been a largely manual process. Built to supplement that automated solution, our quantum-hybrid application showed better qualitative and quantitative results across all evaluation metrics. Overall, we have been able to identify a lower cost and more aesthetically pleasing solution for HVAC system placement.
•Momentum Worldwide is a global experiential agency, part of the Interpublic Group, whose clients include many of the world's most famous brands. A recurring task for the agency is to create routes for promotional tours. Currently, creating these tours takes significant work hours and domain expertise to ensure that all client requirements and federal regulations are considered. For this project, D-Wave developed a hybrid quantum-classical solution utilizing D-Wave's Leap platform to automate the creation of these tours with optimal routes, reducing Momentum's operational costs for producing and running these tours. The prototype D-Wave provided was able to solve the given problem in less than an hour, and is well designed to allow for an easy transition to a full production-quality application.
•Davidson Technologies, a technology services company that provides innovative engineering, technical, and management solutions for the Department of Defense, aerospace, and commercial customers, has been working with D-Wave on several quantum-hybrid applications to advance national defense efforts. Most recently, we have built a radar-scheduling application that efficiently manages the time-limited resources of a phased-array radar system, enabling scheduling of communication with moving objects. We observed enhanced resource utilization in all our test cases. On average, we achieved a 15 percent increase in utilization across all problem scenarios and time limits, with the highest improvement reaching an impressive 42 percent.
•BBVA, a global financial institution, along with financial quantum applications partner Multiverse Computing, set out to identify management strategies that yield the highest Sharpe ratio, a metric reflecting the rate of return at a given level of risk. An algorithmic solver was used to find the optimal solution to a cost function equation that describes the risk, return, and transaction costs associated with a given portfolio. Utilizing D-Wave’s hybrid solver service, BBVA was able to find the maximum value at the lowest risk in 171 seconds, even with 10382 possible portfolios. In comparison, existing solutions either took an entire day or failed to find a solution.

Enterprises are beginning to see ongoing benefit from their D-Wave powered use cases. Moreover, the accumulated quantum learning experience is expected to accelerate the addition of new use cases, as both new applications emerge and technologies mature. The cycle of moving from proof-of-concept development to production applications provides continuous learning and innovation. Providing tangible customer value is an important way in which we differentiate ourselves from other companies in the market, whose primary focus, out of necessity, is scientific discovery rather than the delivery of quantum products for business-scale commercial applications.
Scientific applications: Notwithstanding our focus on commercial customer value, we also demonstrate excellence in scientific applications. Over the past several years, simulation of quantum magnetic systems has emerged as a promising application and better means of studying the dynamics of the QPU. Responding to a 2021 Nature Communications paper on a simulation of topological phenomena in a quantum magnet using a D-Wave 2000Q system, Nobel laureate J. Michael Kosterlitz, who won the prize for his work on this topic, said: “This paper represents a breakthrough in the simulation of physical systems which are otherwise essentially impossible.”
The History of Building a Quantum Ecosystem
Building a quantum ecosystem of developers, talent, systems, software, tools, and users has been a core focus of D‑Wave. Throughout our history, we have demonstrated a successful track record of providing technology and innovation to customers. And we have gathered significant operational and commercial experience for running a quantum computing company at scale. Our hardware and software expertise provides us with a unique capability to address customer needs.
The early years of D-Wave were largely dedicated to research and development, leading to our first working qubits and scalable systems. In 2004, we made the critical and deliberate decision to focus on annealing quantum computing to deliver practical business value with quantum computing. By 2011, we officially moved our research and development into a new phase when we announced our collaboration with Lockheed Martin, allowing for outside scientists and engineers to work with our quantum systems and to provide critical feedback on our continuing quantum system development. Since the Lockheed Martin engagement, our technology has been used for a variety of research and academic applications at companies and institutions including Google, the Oak Ridge National Laboratory, Los Alamos National Laboratory, Jülich Supercomputing Centre, University of Southern California (“USC”) Information Sciences Institute, and the NASA Quantum Artificial Intelligence Laboratory and University Space Research Organization. Through this early quantum access, we gained crucial feedback on how to improve quantum computers and make them more accessible for practical use. As a result, each generation of our annealing quantum computing systems has enabled organizations to achieve dramatic improvements in performance.
In 2018, we removed barriers to access our annealing quantum computing systems by launching our Leap service, which was the industry's first real-time, publicly accessible quantum cloud service that allowed developers to access live quantum processors and create applications using Python, a high-level general-purpose programming language. D-Wave’s cloud approach facilitated and increased access to quantum computers, thereby allowing businesses, developers, and researchers to directly access our systems.
With thousands of developers active in the Leap quantum cloud service today, our focus on growing an ecosystem of quantum developers is paving the way for increasingly diverse quantum computing applications. As founding mentors of the Creative Destruction Lab’s quantum work stream, we have mentored companies using quantum computing, including OTI Lumionics, which is working on new material design, Menten AI with its drug discovery efforts, and Multiverse Computing, which is developing applications in the financial services space.
In 2019, our customers began to put application pilots into production. As previously mentioned, Volkswagen debuted the first-ever real-time quantum application in limited production, a quantum shuttle service that carried people between conference centers in Lisbon, Portugal.
A year later, we released the Advantage annealing quantum computer, a 5,000-qubit system, along with new quantum hybrid solvers in the Leap quantum cloud service. This marked an inflection point that allowed far larger, more complex, business-scale problems to be solved on our systems.
And in 2021, we released performance upgrades to the Advantage system and added a new hybrid solver to make it easier to solve problems with constraints. Business optimization problems use constraints, such as the distance a truck can travel before running out of gas (rather than assuming the truck can run indefinitely). In October 2021, we also announced a preview of our next-generation quantum computing platform, which will include both annealing and gate-model quantum computers. With the expansion of our products and services to include gate-model systems, we believe we will be poised to provide the multiplatform computational power required to tackle a broad array of problems facing businesses.

In 2022, we introduced new updates to our hybrid solver, enabling businesses to run quadratic optimization problems with continuous variables as well as weighted constraints, and introducing pre-solve techniques that simplify problem formulation. By incorporating constraints, the new solver is valuable in addressing the real business problems of current and future customers. Most recently, we launched new algorithmic updates to our constrained quadratic model hybrid solver that deliver increased performance for existing binary problem classes, which can include offer allocation, portfolio optimization, and satisfiability. Future software developments are expected to improve solution quality for our priority verticals and key use cases in manufacturing and logistics, as well as advanced applications involving AI and machine learning.
In 2024, we introduced the Advantage2TM quantum computer, our sixth-generation annealing quantum computer, with a 1,200+ qubit experimental prototype that is demonstrating significant performance gains on hard optimization problems and is expected to be particularly powerful for new use cases such as machine learning.
Our Business Strategy and Differentiators
We are the Practical Quantum Computing Company for a reason. We have the longest track record of a quantum computing company working with customers on real-world, computationally complex optimization problems. We are the only company in the industry with operational and commercial experience running a quantum computing business at production levels. We are leaders in the development of the intersection of quantum hardware and software, unlocking greater ease of use and quantum hybrid application performance for customers. We are the only quantum computing company building annealing and developing gate-model quantum computers. Moreover, our commercial-first approach focuses on building products delivered via the cloud that help enterprises solve complex business problems and drive business value today. Combined, this gives us a unique perspective on how to anticipate and address the needs of customers, with a goal to accelerate quantum computing market creation and adoption.
Full stack for the entire quantum journey: We are the only quantum computing company building annealing and developing gate-based quantum systems with a full-stack, cross-platform vision for the future. Our quantum-in-the-cloud offering comprises a complete portfolio of products and services that supports building in-production applications across broad use cases for businesses and developers. We currently deliver commercial annealing quantum computing systems via our Leap quantum cloud service, open-source application development tools, and professional services that bring demonstrable business value to our customers. We are also expanding into gate-model systems to provide coverage for a wider variety of customer use cases.
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
Hybrid strategy: Some problems are solved with classical computing resources, others with quantum computing resources, but many are best solved with a combination of both. This is why our product strategy enables customers to tap into and harness the power of both quantum and classical resources to satisfy their given use case. Our hybrid solvers (part of our Leap quantum cloud service) offer a seamless way for end users to easily leverage both our quantum and classical resources via the cloud to run complex problems. Over 50 million problems have been run on the Advantage annealing quantum computer directly and through hybrid solvers since September 2020.
Annealing for optimization: While our strategy encompasses both annealing and gate-model technologies, we are the only quantum computing company in the world that builds and delivers access to annealing quantum computers. Annealing quantum computing is uniquely effective at solving optimization problems, and this problem class makes up a significant proportion of the enterprise problem universe. Moreover, optimization use cases are suitable to a recurring revenue model, as many are repeatable, real-time (always-on) processes. Recent publications point to the fact that annealing is better for solving optimization problems both today and in the future. Conversely, the pre-processing overhead and lesser performance of current gate-model systems make them ineffective in solving optimization problems.
Practical quantum computing for accelerated time-to-value: We build products and services that help enterprises solve complex business problems and deliver business value today. All our systems, tools and products are, and will continue to be, focused on providing an accelerated path to practical, real-world applications that deliver value to our customers.

Cloud-first and enterprise scale: The Leap quantum cloud service provides real-time access to production-grade annealing quantum computers with enterprise class performance and scalability. The Leap service is engineered for high reliability and availability, offering greater than 99 percent uptime, and provides the security and privacy measures needed for enterprises to go live with in-production quantum hybrid applications. Much of our technical focus is on ensuring delivery of a secure production-grade quantum technology stack that customers can rely on to support critical business workflows. In December 2023, we became the only full-stack quantum technology provider that is SOC 2 Type 2 compliant, building assurance with our customers that their data is secure. Established by the American Institute of Certified Public Accountants (AICPA), the SOC 2 examination is designed for organizations to ensure the personal assets of their potential and existing customers are protected. SOC 2 reports are globally recognized and affirm that a company’s infrastructure, software, people, data, policies, procedures, and operations have been formally reviewed.
We also continue to focus on key initiatives to allow for seamless deployment of new Leap service features with no downtime for customers, as well as expansion of our Leap platform to new countries.
•Professional services accelerate QCaaS: Our model features a professional services-enabled approach for application discovery and proof-of-concept development, and a QCaaS model for recurring revenue as applications move to production. This model enables us to capture professional services revenue in the initial stages of the customer journey and recurring QCaaS revenue in the subsequent stages once the application has been built and validated.
Our Business Model
•Three-pronged go-to-market model: Our go-to-market model—across direct sales, partner channels, and developers— extends our ability to scale sales.
•Our direct sales strategy involves: (1) growing our existing customer base by accelerating the path from pre-production to in-production application deployment on Leap, our quantum cloud service; and (2) acquiring net new customers using a customer engagement model, D-Wave Launch, which is a services-enabled journey to the adoption of quantum technology. With D-Wave Launch we take our customers along a journey of use-case analysis and problem formulation to a fully implemented proof-of-concept implementation and finally onto a production state, where the devised solution is integrated into the customer’s day-to-day operational workflow. The initial stages of engagement prior to production deployment are considered non-recurring revenue per application. Once the application is in production, D-Wave generates recurring revenue by providing QCaaS services to enable customers to run the full production application on an ongoing basis. See “Our Quantum Computers, Developer Tools and Quantum Hybrid Solvers Delivered via QCaaS—D-Wave Launch™ on-board to quantum computing program” for additional information.
•Our partner strategy involves: (1) expanding our reach by enabling AWS customers to purchase Leap and other services through AWS Marketplace; (2) creating new markets and unlocking new use cases via systems consultants and integrators such as Deloitte; and (3) building an ecosystem of global resellers such as NEC and regional resellers such as Strangeworks and Sigma-i. For our partner-led strategy, we work with system integrators, independent software vendors, and cloud providers to resell our Leap quantum cloud service around the globe to scale our business.
•Our developer strategy involves: (1) providing access to a free trial of Leap, our quantum cloud service; (2) driving developer product usage, quantum application development, and community engagement to maximize developer conversions (from free to paid); and (3) lead generation, i.e., engaging our developer base for potential new enterprise customer accounts. We do this by offering free, unlimited access to our Leap quantum cloud service platform. In this platform, users have unlimited “always on” access to demos, code samples, training materials, an integrated developer environment, and a community forum. Initially, they also receive up to one minute of free use of the actual QPUs and additional free time on the quantum hybrid solvers. Because of the speed of the QPU, one minute of QPU time is equal to running between 400 and 4000 different problems, depending on the nature, size, and complexity of the problems. Developers who attach their GitHub account to their Leap sign ups continue to receive one free minute monthly. There is currently no limit to the ability to receive an additional one minute of free time each month, assuming developers continue to open source their work and associate their GitHub account. To date, more than 34,000 developers have joined our ecosystem.

Our Growth Strategy

DWAVE ENABLES THE FULL QUANTUM EXPECTED TAM [1]

Computational Problem
Combinatorial Optimization
Linear Algebra & Factorization (Machine learning & cryptography)
Differential Equations (Simulation)
LONG -TERM
15 -30 Years
ANNEALING (DWAVE ONLY)
ANNEALING OR GATE MODEL
GATE MODEL
$450B - $850B TAM
($90B - $170B)
MID -TERM
5-15 Years
$25B - $50B TAM
($5B - $10B)
NEAR -TERM
3-5 Years
$2B -$5B TAM
($400M - $1B)

1. Boston Consulting Group: "Where Will Quantum Computers Create Value and When?" May 2019 (80% of TAM accruing to endusers; 20% to quantum hardware, software and services providers)

1
COPYRIGHT © D -WAVE
D:WAVE

According to the Boston Consulting Group (“BCG”) the quantum computing TAM is projected to grow from $2 billion to $5 billion in 2022-2025 to $450 billion to $850 billion by 2040 (and beyond), with 20 percent of the overall TAM being available to quantum hardware, software, and service providers, and the remaining 80 percent of the TAM being the value captured by quantum computing end-users.
BCG estimates that combinatorial optimization problems, which are best suited for annealing quantum computing systems, will represent approximately 24 to 26 percent of the TAM, which translates to $500 million to $1.2 billion near-term, growing to $112 billion to $212 billion longer-term. The 20 percent of this that is expected to be available to quantum hardware, software, and service providers is $100 million to $250 million near-term, growing to $22 billion to $42 billion longer-term. This, coupled with the broad TAM for other emerging quantum use cases, such as quantum chemistry, quantum machine learning, and quantum cryptography that our annealing and gate-model systems will support, represents a significant and growing opportunity.
We believe our full-stack, cross-platform approach, alongside our go-to-market strategy, technical capabilities, and product vision, positions us to capture a significant portion of the quantum TAM available to hardware, software, and service providers.
Our overall growth strategy has three key focus areas: (1) build the business; (2) advance the science; and (3) improve the technology.
Build the business: We continue to build the business through a combination of QCaaS services, professional services, and partner / developer ecosystem growth. The key elements of this strategy are:
•Win the fast-growing optimization market: Annealing quantum computing is uniquely suited for solving optimization problems and, as noted above, this problem class is anticipated to comprise $22 billion to $42 billion of the longer-term quantum computing TAM that is available to hardware, software, and service providers. As the only company in the world offering annealing quantum computing technology, we will continue to leverage this competitive position and acquire additional customers with optimization use cases across multiple verticals, including financial services, manufacturing and logistics, mobility, and life sciences and pharmaceuticals.

•Direct sales, recurring revenue, and expanding partner strategy: We are pursuing multiple revenue streams from our go-to-market model with a focus on five key initiatives. Our main line of business—cloud service—has seen significant year-over-year growth, which we anticipate will continue. Specifically, between 2018, when we introduced our Leap cloud service, and the end of 2023, cloud revenue has grown at a compound annual growth rate of 21 percent. We have two types of cloud revenue contracts: large multiyear engagements and smaller recurring contracts that are often multi-month in duration. We continue to acquire net new customers through the D-Wave Launch program and further drive recurring QCaaS revenue by moving existing customers from their pre-production journey into production applications.
•Prioritize key vertical markets: Foundational to driving sales growth in the commercial sector is a focus on key industry verticals where we identify the best solution and market fit. The first two vertical markets identified are logistics and manufacturing. In both cases, we have a focus on four use cases that have shown the effectiveness of our quantum and quantum-hybrid solvers to provide competitive solutions to complex optimization problems that exist within those vertical markets. We’re pursuing a new go-to-market growth strategy, designed to increase sales and expedite customer applications moving into production. We believe this new GTM approach will better position us to serve markets that are ready to capitalize on the tangible benefits of our quantum computing solutions right now. These are customers on the forefront of massive digitization efforts, as they incorporate cutting-edge technologies designed to optimize the supply chain and identify new processes that fuel operational efficiencies and cost savings. As part of this new GTM strategy, we’re also doubling down on key use cases with the broadest near-term applicability including vehicle routing, crew scheduling, manufacturing job shop scheduling, and resource allocation. New use cases and verticals will be added as they become mature, which we expect will include risk management, machine learning, defense and aerospace, and process and flow. To broaden our reach and potential customer footprint with these key verticals and use cases, we’re increasing our focus on partners and resellers. We currently sell through a group of strategic partners including Deloitte, uptownBasel, NEC, Unisys and SavantX and are in active conversations with many others to scale our GTM efforts. Recent product enhancements support this growing channel partner ecosystem, making it even easier for them to manage multiple customer engagements with us. New administration features now give our partners the ability to manage their own organization and associated projects in our Leap real-time quantum cloud service. In parallel with this verticalized go-to-market focus, we continue to identify and implement new and existing use cases across multiple industries as opportunities arise.
•Landing new customers and expanding the existing base: With our verticalized focus at the forefront, our direct sales strategy involves: (1) growing our existing customer base by accelerating the path from pre-production to in-production application deployment on our Leap quantum cloud service. This is achieved through a focused customer success program to ensure successful migration to QCaaS production usage, ongoing renewals, and the identification of additional use-case areas; and (2) acquiring net new customers using the D-Wave Launch program, a services-enabled journey to the adoption of quantum technology. For direct-to-enterprise sales, we regularly initiate customer relationships through the D-Wave Launch engagement model. These engagements typically start with our professional services organization working with the customer to build out an actual software implementation running on the Leap quantum cloud service to test if the implementation works correctly and identifies business value to the customer. On occasion, a quicker, lighter model is built first, as a demonstrator, in order to identify use case applicability before engaging in a more rigorous proof-of-concept development. Following a successful proof-of-concept implementation, we work with our customers to integrate the full quantum-hybrid solution into their day-to-day workflow and surrounding systems’ infrastructure. The goal of this work is to put the quantum hybrid application into full production. At this point, our customer is running the problem in their environment while connected to the Leap quantum cloud service, at full scale, and deriving additional business benefits beyond those identified in the earlier development stages. All engagements up until full production are considered non-recurring revenue per application. At full production, the Leap service access provided to run the final application represents recurring revenue as it consumes QCaaS resources on a continuous basis. As an application consumes QCaaS resources, D-Wave recognizes the revenue. See “—Our Quantum Computers, Developer Tools and Quantum Hybrid Solvers Delivered via QCaaS—D-Wave Launch on-board to quantum computing program” for additional information.

•Reducing time to production: As an independent, full-stack quantum computing platform and solutions provider, D-Wave is unique in having a large number of commercial customers with a steadily increasing proportion using D-Wave quantum-hybrid solutions within their day-to-day production workflow. As more of these customers enter into production usage, our focus now shifts to reducing the time it takes to get more D-Wave quantum-hybrid solutions into daily workflows. We are doing this by focusing on the Launch process and leveraging any best practices or additional efficiencies that can be implemented across all projects. As more and more solutions successfully proceed through our Launch program, we will take advantage of the lessons learned, improving and refining the process as we go. These changes will drive better efficiency and reduce project length and time to production. We are also defining standardized offerings for certain use cases and industries. This will allow us to have repeatable formulations and solutions for standard business problems and put solutions in place for new customers with those problems in less time using our standard offerings. These offerings would allow for some minor modifications or customizations for client specific requirements but reduce the time to production, as we will have an established partial solution in place that can be leveraged and built upon. These standard offerings will both take into consideration the industry-specific regulatory and compliance requirements and eliminate the need for each new project to have to account for these important factors.
•Engage partners for increased breadth and speed: We also intend to expand our channel partner and reseller relationships to identify new geographies, customers, and use cases, all of which could potentially utilize our products. We continue to develop, implement and manage a comprehensive partner program to ensure that the most appropriate and productive partner relationships are initiated, enabled and managed, across solution providers, system integrators and referral / reseller partners.
•Pursue government sales and grants: We see an increasing demand signal from governments for their interest in building quantum applications and their support for both annealing quantum computing, quantum-classical hybrid technologies, and continued research and development for gate-model quantum computing systems. In Japan, the government has funded application development for a variety of different public sector problems including optimized tsunami evacuation routes and lowering CO2 emissions. In Australia, the government announced an interest in building applications to optimize transportation networks. In Canada, the National Quantum Strategy includes a pillar aimed at commercialization, and the United Kingdom’s SparQ programs explicitly include quantum annealing along with gate-model systems. In the U.S., there are many policy initiatives to be explicitly inclusive of the different quantum technologies, as well as for identifying the right use cases and developing near-term quantum applications. Government quantum programs also continue to provide funds for enhanced research and development efforts. D-Wave will continue to work directly and through appropriate partnerships to pursue these opportunities. Outside of government funding programs, we are also seeing an increased interest in direct engagements across the public sector, including transportation, telecommunications, energy, emergency services, defense, and homeland security.
Advance the science: We advance the science through the pursuit and creation of new knowledge in the quantum space, with the goal of demonstrating customer value and ultimately quantum supremacy (i.e., a computational quantum outcome that cannot be achieved by any existing classical computation system) in a growing portfolio of problems. The key elements of this strategy are:
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
•Pursue the cutting edge and push the boundaries of quantum knowledge: We plan to continue to create new knowledge in the quantum space that shows the power of our scientific and technological approaches and pushes the frontiers of quantum information science. We have an active research program that focuses on quantifying the increases in performance we achieve with increasingly coherent quantum systems. Furthermore, we have seen promising new results on interesting physics problems, currently in peer-review, because of even greater coherence in our systems.
Improve the technology: We improve the technology through continuous innovation in annealing and gate-model quantum computing development, hybrid algorithm advancement, and leveraging customer and market feedback to inform our product innovations and lifecycle. The key elements of this strategy are:

•Continue to invest in our differentiated annealing quantum computing technology: As discussed above, while our technology approach encompasses both annealing and gate-model technologies, we are the only company that builds and commercially delivers production-scale annealing quantum computers. Our extensive intellectual property portfolio around our annealing quantum computing systems and ten-year head start in superconducting quantum technology development give us a first-mover advantage, making it difficult for others to enter this space. Quantum annealing is the only quantum computing model that, as part of the hybrid solver service, can efficiently solve large combinatorial optimization problems at enterprise scale, which make up approximately 25 percent of the addressable quantum market.
•Build and deliver a unified quantum platform that offers solutions for broad quantum use cases for customers: The intersection of systems, software, services, and tools is familiar to us. We are utilizing our integrated engineering expertise to build a cross-platform quantum service with both annealing and gate-model systems that we believe will be the first and only quantum computing offering to impact full product lifecycles across multiple industries.
•Extend our track record of continuous innovation, execution, and operational excellence: We have a strong track record of innovation in building and delivering annealing quantum computing systems to the market. From the D-Wave One, D-Wave Two, D-Wave 2X, D-Wave 2000Q, D-Wave 2000Q LN, Advantage and Advantage Performance Update, to the forthcoming Advantage2 system, we have demonstrated a relentless pursuit of increased qubit count, coherence (qubit quality), qubit connectivity, and computational performance. This has resulted in a rapid increase in the complexity of problems our customers are able to solve. We plan to continue this trajectory and focus on driving additional improvements in coherence and connectivity in our annealing quantum computing systems to further expand the universe of solvable problems, while utilizing this expertise to build our gate-model system.
Our Technology Approach
Quantum computing technology landscape
There are two primary approaches to building quantum computers:
•Annealing quantum computation: Heavily inspired by physics and uniquely effective at solving challenging, ubiquitous optimization problems, annealing quantum computation is the first and only approach to date that delivers large-scale quantum computing and is a core of our product platform.
•Gate-model computation: Heavily inspired by classical digital computation, gate-model computation replaces classical registers of bits with qubits and performs a series of single and multiqubit operations, or gates, on the registers to run a computation. There are superconducting, ion trap, neutral atom, and photonic-based approaches to building gate-model quantum computing architectures.
Our quantum systems approach
In 2004, D-Wave made a singular strategic choice, guided both by analysis of the market for potential quantum applications and the state of available technology. Our decision to first develop a large-scale annealing quantum computing technology for optimization remains prescient today. Challenging optimization problems are found across all areas of business, and a growing body of theoretical and empirical evidence identifies annealing quantum computing as the best approach for solving them. Exploiting the natural tendency of systems to remain in ground or low energy configurations, this model of quantum computing is more error-tolerant than gate-model architectures and therefore easier to develop into a large-scale technology.
To quickly develop and scale a quantum computer based on annealing quantum computing, we built a Manhattan Project-style organization. We have a multidisciplinary team of scientists, technicians, software developers, and engineers of all types working together on all aspects of the technology, systems, and software. Wherever possible, we leverage third-party technology and expertise to accelerate our core technology development. We build our qubits with superconducting circuits built in a multilayer integrated circuit process. A multilayer fabrication stack is composed of multiple alternating layers of superconducting metals, dielectric insulators, as well as other superconducting device layers, that allow for a dense, or space efficient, implementation of complex circuitry. This approach allows us to integrate control and readout circuitry into the fabric of the quantum processor unit and facilitates scaling to large processor sizes. Our fabrication is done with mature, proven, reliable, and readily available industry-standard technology, processes, and components wherever possible. As a result, we can work with existing third-party foundries without the need to invest capital in a new fabrication facility.

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
With our current product fabrication at very large-scale integration (“VLSI”), we also benefit from the ability to integrate on-chip superconducting control circuitry. This can serve to tune and control qubits and implement scalable readout. “Scalable” in this context means that many tens of thousands of devices can be controlled and read with only hundreds of wires—a characteristic rare in the quantum computing world. Our superconducting VLSI control circuitry has enabled us to scale our systems from a handful of qubits to over 5,000 qubits in the current Advantage system.
Control electronics are an integral part of all quantum computing architectures, and we have designed and built more than seven generations of semiconductor-based electronic systems for control and readout of superconducting quantum processors. Co-developing the cryogenic superconducting and room temperature semiconducting-based electronics is essential to optimizing performance.
Our Burnaby facility in British Columbia, Canada hosts system development and manufacturing. To ensure that we have an efficient and sustainable manufacturing process that can continue to scale, we have capacity to expand across all our core technology areas:
•In fabrication, our existing foundry can scale to a level significantly higher than our current throughput;
•With the release of our D-Wave 2000Q Lower Noise (LN) annealing quantum computer, we demonstrated that a second source fabrication facility can significantly speed up technology development; we continue to explore alternatives for this portion of the supply chain.
•Our wiring and input/output manufacturing is in-house and we can scale this capability by adding production staff and resources; and
•Room temperature semiconductor electronic systems are designed in-house and built by third-party vendors and with additional funding, electronics manufacturing can easily be scaled.
Our development philosophy emphasizes systems engineering to maximize customer benefit. This means that we design the qubit, from the beginning, in a way that allows us to control, operate, and read many thousands of qubits, not just tens of qubits. This approach has supported scaling our system through five generations of commercial quantum computers, and with it, the complexity of problems our quantum computers can handle. Notable improvements we have made while transitioning from the D-Wave 2000Q to the Advantage quantum system (released in October 2020) include:
•Increasing the number of qubits from 2,000 to 5,000 (2.5 times);
•Increasing connectivity between qubits from 6 to 15 (2.5 times);
•Increasing problem precision (the precision to which a problem can be posed) by two times; and
•Reducing problem latency by 60 percent.
The increase in qubits and connectivity from the previous degree-6 topology to the degree-15 topology typically allows our Advantage processor to take inputs two to four times larger than those of the D-Wave 2000Q.
In addition, the Advantage annealing quantum system performance update released in October 2021 included several key changes that boosted performance over the original Advantage system release:
•An updated processor design that increased problem precision;
•Improvements in system control enabled faster anneal times; and
•An increased yield of qubits and couplers that allows more complex problems to be solved,
Expansion into gate-model: Our early focus on annealing quantum computing directly lends itself to our gate-model efforts. Many of the lessons learned in building a superconducting annealing quantum computing system are transferable to building a scalable superconducting gate-model quantum computer. Scale, superconducting chip fabrication, materials design, cryogenics, and intellectual property are all necessary and relevant for delivering a commercial, scalable gate-model system to the market. Our deep experience and built-from-the-ground-up commercial-scale design strategy give us a first-mover advantage over companies in the early stages of merely developing the building blocks of gate-model systems.

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
•We have developed a mature superconducting VLSI design and manufacturing capability that can immediately be employed for our gate-model program. This is the only physical implementation of a quantum computing technology that can be utilized for both annealing and gate-model quantum computers.
•While there is still a need to further improve error-corrected GMQC theory to reduce overheads, both in physical circuit size and gate sequence depth and to the point where it can truly be practical to implement, we understand that a confluence of new theoretical developments, coupled with our practical quantum computing design experience, will ultimately be necessary to commercialize this technology.
•Power consumption and refrigeration: Our annealing quantum computers draw 12 kilowatts of nominal power and have used the same-sized dilution refrigerators for cooling since the 2010 release of the original D-Wave One system. This is despite an increase of 50x in the number of qubits since that first product. The refrigerators’ cryocoolers require the bulk of this power to provide cooling to 4 kelvin. While the computational power of our annealing systems has dramatically increased with each product generation, the power requirements have remained the same and are expected to do so for at least the next two system product generations. This contrasts with competitors who are using and developing massive dilution refrigerators, which will require increasingly more power to continue with technology development.
D-Wave’s 20-plus years of reliable operation: We have been delivering commercial quantum computers for longer than many of our competitors have been in existence. Our experience allows us to operate a field-tested service and support organization that can anticipate many technical challenges of quantum system deployment. Our Leap quantum cloud service currently offers more than 99 percent uptime.
Our Software, Tools, and Cloud Services Approach
Software development: Our software teams use Agile and Scrum methodologies to ensure customer requirements are met and that the highest priority features are included in each release to maximize the utility of our system. The development process for Ocean developer tools follows best practices for open-source products, and we use GitHub for all open-source code. As a result, developers can edit the code in their own repository and merge it with the original repository when it is ready for release, and external users can contribute to the codebase.
Ocean software development kit: Available on the D-Wave GitHub repository, the Ocean SDK is a suite of open-source tools for solving challenging problems with quantum computers and quantum hybrid solvers. The Ocean software stack provides a chain of tools that implements the steps needed to solve problems on D-Wave solvers.
Leap quantum cloud service: We are the first and only quantum computing company to offer secure, real-time access to quantum computers and quantum hybrid solvers via the cloud. Multiple QPUs are online, and the Leap service is multi-region, which means we have physical systems available in different geographical locations. In January 2022, we added to the quantum computers available within the Leap service by making public the 5,000-qubit Advantage quantum system at the Jülich Supercomputing Centre in Germany. In May 2022, we introduced the first Advantage quantum system physically located in the United States at the University of Southern California’s Information Sciences Institute (ISI), which is accessible via the Leap quantum cloud service.
Secure access and data protection: We implement industry-accepted controls and technology and combine enterprise-grade security features with comprehensive audits of our applications, systems, and networks to ensure customer data is protected. As of December 22, 2023, we are SOC 2 Type 2 compliant and received a report from a third-party auditor that contains no exceptions.
Leap hybrid solver service: Launched in 2020, the hybrid solver service (“HSS”) within our Leap service provides a combination of quantum and classical computation resources and advanced algorithms to solve problems of enterprise scale with up to one million variables (and up to 20,000 variables for fully connected graph problems). Several hybrid solvers are available within the HSS today to support different problem formulations. The Leap service’s hybrid solvers enable customers to benefit from D-Wave’s deep investment in researching, developing, optimizing, and maintaining quantum hybrid algorithms.

Key Strategic Relationships
NEC: We entered into a strategic investment and subsequent global re-seller agreement with NEC in April 2019 and December 2021, respectively. The relationship includes reselling our Leap quantum cloud service and professional services in NEC’s core markets, primarily Japan and Australia.
Lockheed Martin: We have been working with Lockheed Martin ("Lockheed") since we leased the first commercial quantum computer to them in 2011. Since then, we have collaborated with Lockheed through the USC-Lockheed Martin Quantum Computing Center (“QCC”), hosted at the USC Viterbi School of Engineering’s Information Sciences Institute. We renewed the Lockheed contract in 2020, which has led to important upgrades at the facility. On May 12, 2022, we announced the deployment at the QCC of the first Advantage quantum system physically located in the United States. The Advantage system is the first quantum computer built for business that contains the new Advantage performance update released in October 2021 and features the highly connected Pegasus topology as well as more than 5,000 qubits.
Jülich Supercomputing Centre: In October 2021, we completed the installation of the first Advantage performance update quantum system with 5,000-plus qubits and 15-way connectivity at the Jülich Supercomputing Centre. This installation is the cornerstone of the Jülich Unified Infrastructure for Quantum Computing lab. This quantum system is the first Leap service installation outside of North America and provides cloud access to the first practically usable quantum computer for researchers, governments, and enterprise customers in Europe.
AWS: In October 2022, we officially launched in AWS Marketplace, expanding and extending the reach of our quantum computing solutions. AWS Marketplace customers can purchase access to our Leap cloud service as well as professional services. D-Wave was the first pure-play quantum computing company with offerings available in AWS Marketplace.
Deloitte: We also work closely with Deloitte on quantum development projects, specifically in government, to help accelerate adoption of quantum computing solutions in the public sector.
QuantumBasel: In December 2022, we entered into a strategic collaboration with QuantumBasel, a Switzerland-based competence center for Industry 4.0. D-Wave is serving as the center’s quantum optimization technology provider, giving tenants and customers access to the Advantage annealing quantum computer via the Leap quantum cloud service. In addition, the center’s customers can engage with D-Wave’s team of professional services experts to facilitate the analysis, formulation, and ultimately creation, of production-ready quantum computing applications.
Zapata AI: In February 2024, we announced a multi-year strategic partnership to develop and bring to market commercial applications that combine the power of generative AI and quantum computing technologies. The collaboration also supports joint go-to-market efforts that will include the exclusive availability of the commercial applications via a solver hosted in D-Wave’s Leap quantum cloud service.
While strategically significant to our long-term goals, we have determined that our current agreements or other arrangements with each of these respective parties are not material to our business, financial condition, or results of operations.
Operation Agreements
On December 31, 2012, we entered into an agreement with Cypress for the purchase of available capacity of Cypress’ 8” wafer semiconductor line for the purposes of manufacturing wafers as well as services related to the use of such semiconductor line (the “Semiconductor Line Operation Agreement”). On September 30, 2017, Cypress assigned the Semiconductor Line Operation Agreement to SkyWater Technology Foundry, Inc., to which we consented on November 9, 2017. The Semiconductor Line Operation Agreement, as amended, provides for an initial term of ten years followed by automatic extensions of one year unless either party provides the other party six (6) months prior written notice of its intention to terminate the agreement. On March 1, 2023, and January 24, 2024, we entered into amendments to the Semiconductor Line Operation Agreement to revise the pricing and quarterly commitments.
Competition
The quantum computing market is highly competitive. With new technologies and entrants into the market, we expect competition to continue to increase. Our competitive differentiators include being the only provider in the world both building an annealing quantum computing system and developing gate-model quantum computers, our longtime proven track record of delivering increasingly mature higher-performance quantum systems that scale, and our use cases with demonstrable business value.

In addition to being the only commercial supplier of annealing quantum computing systems, with the announcement of our Clarity product roadmap in October 2021, we are also pursuing gate-model quantum computing. We plan to validate gate-model multi-layer fabrication, demonstrate scalable on-chip control, and ultimately deliver a 5,000-qubit scaled gate-model system with either full or partial error correction. We are applying the learning from the development of our five generations of annealing quantum computers to the manufacturing, scale, and implementation of the gate-model program. At the same time, we continue to invest in our Advantage annealing quantum computing program with future generations of increasingly more powerful and connected annealing quantum computing systems. Other companies, including Rigetti Computing, IBM, Google, IonQ, Quantinuum, QuEra, Atom, Pasqal, PsiQuantum, and Xanadu, are pursuing gate-model quantum computing, each using different technologies for the qubits and control, and each at different levels of technical maturity. Approaches include superconducting, ion traps, photonics, spin qubits, and neutral atoms. A brief summary of a few of the approaches follows:
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
•The neutral atom approach uses the states of neutral atoms that are arranged and stabilized in an optical trap. Current neutral atom efforts are at the several hundred qubit scale.
•The photonic approach uses photons of light for qubits. These technologies are in the development stage, with little detail available on their level of integration or roadmaps.
All the above gate-model approaches are in the noisy intermediate-scale quantum (“NISQ”) era. This means that these architectures are not yet fully error corrected and have severe limitations on the number of 1- and 2-qubit gates that can be performed.
Our successful technological offering and trusted commercial readiness are evident as objectively assessed by U.S. National Institute of Standards and Technology (NIST), which analyzed the quantum technology readiness levels (“TRL”) across multiple quantum technologies in 2021. Using a scale from one to nine, NIST rated our technology at TRL 8 (mature technology) and other gate-model superconducting providers from TRL 1 to TRL 3 (basic and feasibility research).
With respect to larger technology companies versus pure quantum computing enterprises, quantum cloud access providers, including Amazon Braket and Microsoft Azure, do not currently have the full-featured benefits and real-time access of D-Wave’s real-time Leap quantum cloud service or quantum hybrid offerings. The quantum systems to which they offer access are developed by others, such as IonQ, Rigetti, or Quantinuum, and are significantly smaller in scale and capability when compared to D-Wave’s systems and our Leap and hybrid services.
Competitive analysis of the quantum industry should be viewed through the lens of what advantage customers can realize with real-world commercial applications. With our extensive intellectual property portfolio, record of commercial execution, peer-reviewed speed-ups on real-world quantum chemistry simulations, and emerging use cases demonstrating practical value to enterprise customers, we believe we are well positioned to compete, grow, and capture a significant share of the quantum computing market.
Intellectual Property
Development, know-how, and engineering skills are an essential component of our business, resulting in the creation of our broad intellectual property portfolio. We rely on a combination of patents, trademarks, and trade secrets, as well as contractual provisions and restrictions, to establish and protect our intellectual property and other proprietary rights in the United States, Canada, and other jurisdictions.
We pursue patent protection when we believe it is consistent with our overall intellectual property strategy and is cost effective. We have accumulated a broad patent portfolio that covers all the main aspects of our technology, including systems and software, and we intend to protect our innovative inventions.

Currently, we own all our core intellectual property and do not license in or out any of our material intellectual property. As of December 31, 2023, we owned more than 220 issued U.S. patents, which will expire between 2024 and 2041, and more than 200 additional issued and pending patents worldwide. Our patent portfolio is the third largest patent portfolio in the world related to quantum technology. Our pending and issued patents target both the hardware and software sides of our business, including systems, qubits and other devices, fabrication, architecture, system software, cryogenics, hybrid quantum computing, and applications of quantum computing. Currently, we own all elements of our core patent portfolio. As of December 31, 2023, we owned four registered U.S. trademarks and seven registered foreign trademarks. We had also registered domain names for websites we use in our business, such as dwavequantum.com, dwavesys.com, qubits.com, and similar variations.
In addition to the above, we also protect our intellectual property and other proprietary rights by entering into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, collaborators, contractors, and other third parties.
Leadership
D-Wave is led by Dr. Alan Baratz, who became Chief Executive Officer in 2020. Previously, as executive vice-president of research and development and chief product officer, he drove the development, delivery, and support of all of D-‑Wave’s products, technologies and applications. Dr. Baratz has more than 25 years of experience in product development and bringing new products to market at leading technology companies and software startups. As the first president of JavaSoft at Sun Microsystems, Dr. Baratz oversaw the growth and adoption of Java from its infancy to a robust platform supporting mission-critical applications in nearly 80 percent of Fortune 1000 companies. He has also held executive positions at Symphony, Avaya, Cisco, and IBM; served as chief executive officer and president of Versata, Zaplet, and NeoPath Networks; and was a managing director at Warburg Pincus. Dr. Baratz holds a doctorate in computer science from the Massachusetts Institute of Technology.
In addition, D-Wave has built an executive team that brings breadth and depth in diverse areas of expertise, including technology leadership, corporate strategy, and go-to-market execution. In particular, our executive team excels at building product roadmaps, delivering leading-edge technology products through the development and commercialization of technology, enabling companies to achieve successful outcomes, driving technology adoption in the market, new market creation, and growing revenue. Team members also draw from experience in taking companies public and scaling private and public companies.
Corporate History
D-Wave Systems, incorporated in British Columbia, Canada, in 1999 through its predecessor company, is a pioneer in the quantum industry. D-Wave Systems was the first company to deliver an annealing quantum computing system to a customer, to enable early complex optimization applications on quantum computers, to demonstrate peer-reviewed quantum mechanical effects within a quantum annealer, and to deliver real-time quantum access via the cloud.
On February 7, 2022, D-Wave Systems entered into the transaction agreement (the “Transaction Agreement") with DPCM Capital, Inc. (“DPCM”), D-Wave, DWSI Holdings Inc. (“Merger Sub”), DWSI Canada Holdings ULC (“CallCo”), and D-Wave Quantum Technologies Inc. (“ExchangeCo”), pursuant to which, among other things: (a) Merger Sub merged with and into DPCM, with DPCM surviving as a direct, wholly-owned subsidiary of D-Wave, (b) D-Wave indirectly acquired all of the outstanding share capital of D-Wave Systems and D-Wave Systems became an indirect subsidiary of D-Wave, with D‑Wave becoming a public company and an SEC registrant as successor to DPCM (the "Merger").
D-Wave was incorporated as a corporation organized and existing under the Delaware’s General Corporation Law on January 24, 2022. The Company was formed for the purpose of effecting a merger between DPCM, D‑Wave, and certain other affiliated entities through a series of transactions constituting the Merger pursuant to the Transaction Agreement. The closing of the Merger occurred on August 5, 2022, and is herein referred to as “the Closing.” On the date of the Closing, DPCM and D-Wave Systems became wholly-owned subsidiaries of, and are operated by, D‑Wave. Upon the completion of the Merger, D-Wave succeeded to all of the operations of its predecessor, D-Wave Systems. On August 8, 2022, the common shares and warrants of D-Wave commenced trading on the NYSE under the ticker symbols “QBTS” and “QBTS.WT,” respectively.

Governmental Regulations
Environmental Regulations
We are subject to numerous federal, state, provincial, local, and international environmental laws and regulations, including requirements regarding the protection of the environment and human health. There are significant capital, operating, and other costs associated with compliance with environmental laws and regulations related to solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. In addition, various authorities also regulate health, safety, and permitting. Laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to make material changes to our operations, resulting in significant increases to the cost of production.
Privacy and Data Protection Regulations
We may receive, store, and otherwise process personal information and other data from and about our customers, employees, and from other stakeholders like our vendors. There are numerous federal, state, provincial, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, retention, and protection of personal information and other content, the scope of which is rapidly changing, subject to differing interpretations and may be inconsistent among regions, countries and states, or conflict with other legal requirements. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security.
The United States, Canada, the European Union, the United Kingdom, and other countries in which we operate are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. In the United States, this includes the California Consumer Privacy Act of 2018 ("CCPA") which came into effect on January 1, 2020. In the European Union and the United Kingdom, this includes the General Data Protection Regulation ("GDPR"), which came into effect in May 2018. In Canada, this includes Canada’s Personal Information Protection and Electronic Documents Act ("PIPEDA") and the Personal Information Protection Act in British Columbia.
We expect that there will continue to be new or changing laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in other jurisdictions in which we operate. Such new or revised laws could impact our current and planned practices or business activities; they may also impact the computing services and software industry platforms and data providers we utilize, and thereby indirectly impact our business. For example, uncertainty in the laws and regulations affecting cross border transfers of personal data may affect the demand and functionality of our services and require us to implement substantial changes to our information technology infrastructure. In addition, laws affording consumers expanded privacy protections and control over their personal information may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Human Capital Resources
Our employees are key to D-Wave’s success. As of December 31, 2023, we had more than 200 employees across our systems, software, sales, marketing, and corporate teams. Approximately 64 percent of D-Wave’s employees are based near our research and development headquarters in Burnaby, British Columbia, Canada. We continue to grow D-Wave’s U.S. presence, primarily in the fabrication, software, professional services, and go-to-market areas, and have a small presence in Japan and the United Kingdom. We also engage a small number of consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions, with approximately 20 percent having earned a PhD, many from the world’s top ranked universities. And our go-to-market leaders have a track record of building and growing new markets, which we believe allows us to continue to build and capture the quantum computing market.
To date, D-Wave has not experienced any work stoppages, and none of our employees are subject to a collective bargaining agreement or represented by a labor union.

Available Information
Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits), and any amendment to these reports are filed with the SEC. Such reports and other information filed by us with the SEC and are available free of charge on our website at www.dwavequantum.com as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. For the avoidance of doubt, information contained on, or accessible through, our website is not incorporated into, and does not form a part of, this Form 10-K or any other report or document we file with the SEC.
Item 1A. Risk Factors
In this section, unless otherwise specified, the terms “we,” “our,” “us,” “D-Wave,” and “D-Wave Quantum” refer to D-Wave Quantum Inc. and its consolidated subsidiaries. You should carefully review and consider the following risk factors in addition to the other information included in this Form 10-K, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” , the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes to the consolidated financial statements included herein. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on the business, cash flows, financial condition and results of operations of D-Wave Quantum. The risks discussed below may not prove to be exhaustive and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair D-Wave Quantum’s business or financial condition.
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
We have incurred net losses since inception and experienced negative cash flows from operations. To date, our primary sources of capital have been through private placements of convertible preferred shares, revenue from the sale of our products and services, government assistance and the Venture Loan and Security Agreement, dated as of March 3, 2022, between D-Wave, D-Wave US Inc., D-Wave Government Inc., D-Wave Commercial Inc., D-Wave International Inc., D-Wave Quantum Solutions Inc. and Omni Circuit Boards Ltd., as borrower, and PSPIB Unitas Investments II Inc., as lender. During the year ended December 31, 2023 and 2022 we incurred net losses of $82.8 million and $53.7 million, respectively. We expect to incur additional losses and higher operating expenses for the foreseeable future as we operate as a public company and continue to invest in research and development and go-to-market programs. We have determined that additional financing will be required to fund our operations for the next 12 months and our ability to continue as a going concern is dependent upon obtaining additional capital and financing. Due to the large number of DPCM stockholders that exercised their redemption rights in connection with the Transaction, only approximately $9 million of cash from the DPCM Trust Account became available to D-Wave Quantum as of the closing of the Transaction, out of approximately $300 million that had been available, which significantly reduced the potential enhancement to our liquidity and capital resources that was sought to be achieved through the Transaction. If D-Wave is unable to obtain additional financing, operations will be scaled back or discontinued. These conditions give rise to material uncertainties that cast substantial doubt on the ability of D-Wave to continue as a going concern.
In addition, in connection with the Transaction, the board of directors of DPCM considered, among other things, internal financial forecasts prepared by, or at the direction of, the management of D-Wave Quantum (the “Transaction Forecasts”). None of these projections or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC, U.S. Generally Accepted Accounting Principles ("GAAP"), International Financial Reporting Standards ("IFRS") or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of financial forecasts. Neither DPCM’s independent registered public accounting firm nor D-Wave Quantum's independent registered public accounting firm have audited, reviewed, examined, compiled nor applied agreed-upon procedures with respect to the unaudited prospective financial information, and accordingly, they do not express an opinion or any other form of assurance with respect thereto. Any projections and forecasts were inherently based on various estimates and assumptions that were subject to the judgment of those preparing them. Projections and forecasts were also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which were difficult or impossible to predict and many of which were beyond the control of D-Wave Quantum. With respect to certain key metrics, including revenue, we do not anticipate meeting the Transaction Forecasts due primarily to delays in our fund raising activities such as the significant redemptions of DPCM stockholders and inability to raise funds due to the Floor Price Limitation under the Purchase Agreement described below, which have adversely affected our liquidity position and ability to pursue certain growth opportunities, and which will require us to seek alternative sources of financing as described below.
Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in our growth strategy and ongoing research and development and business operations. Until such time as we can generate significant revenue from sales of our QCaaS offering and our professional services, we expect to finance our cash needs through public and/or private equity (including sales pursuant to the Purchase Agreement, assuming we are able to make such sales) and/or debt financings or other capital sources, including strategic partnerships. However, we may be unable to raise sufficient funds or enter into such other arrangements, when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be, or could be, diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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
On June 16, 2022, D-Wave Quantum, D-Wave Systems and DPCM entered into the Purchase Agreement pursuant to which Lincoln Park agreed to purchase from D-Wave Quantum, at the option of D-Wave Quantum, up to $150,000,000 of Common Shares from time to time over a 36-month period following the Commencement Date. However, the use of the Purchase Agreement to fund operations is subject to significant limitations, including but not limited to, the Floor Price Limitation and the Beneficial Ownership Limitation. We are aware that such use of the Purchase Agreement, if available, may cause significant dilution, depress our share price, and make it more difficult to achieve required financing.
In addition, on April 13, 2023, the Company entered into the Term Loan, with PSPIB as the lender (the "Term Loan"), as amended on June 16, 2023, July 13, 2023, July 20, 2023, October 6, 2023 and February 7, 2024. The Term Loan contains certain restrictions and conditions, some of which affect the Company’s use of the Purchase Agreement. Principally, if the Company issues Common Shares, including under the Purchase Agreement, then the Company must promptly prepay the loans in an aggregate amount equal to the proceeds thereof, with such prepayment being subject to an additional premium equal to 10% of the amount then prepaid to PSPIB.
We may make decisions that would reduce our short-term operating results if we believe those decisions will improve the experiences of our customers or if we believe such decisions will improve our operating results over the long-term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits we expect, in which case our business may be materially and adversely affected. See [“Liquidity and going concern”] in the notes to the audited consolidated financial statements of the Company as of the years ended December 31, 2023 and 2022 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Our ability to receive the advancement of funds under the Term Loan are subject to a number of conditions, which, if not met, may prohibit us from receiving advancements under the Term Loan, which would negatively impact our financial condition.
The Term Loan made an aggregate principal amount of $50.0 million available to the Company in three tranches, each subject to certain conditions being met. The Company has received the first two tranches, but has not yet met all conditions to receive the third tranche. If we cannot meet such conditions, we may not receive the associated advancement of funds under the third tranche. For example, conditions include receiving certain Canadian governmental consents, producing an intellectual property valuation report satisfactory to PSPIB, and raising at least $25 million in financing from non-dilutive sources on terms reasonably acceptable to PSPIB. Failure to satisfy these or any other conditions in the Term Loan could prevent us from receiving the available funds under the third tranche, which would negatively impact our financial condition.

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
Our business model includes a relatively new phased engagement model, with customers transitioning through the phases. If we cannot successfully convert customers through the phases to the extent or at the rate that we expect, our business will be negatively impacted and could fail.
Our success depends, in significant part, on our ability to engage our customers through all phases of our engagement model (discovery, proof of concept, pilot deployment and full production) and collaboratively work with our customers and demonstrate the value of our technology. This engagement model was introduced in early 2021 and is a shift from our historical sales model. If our customers do not dedicate sufficient resources to each phase of our engagement model or their challenges or technology are not addressable by or compatible with our products and services, then our anticipated projections and revenues would be impacted. In addition, our products and services may not meet our customers’ functional, performance, technical or other requirements, which would have a negative impact on revenues. The market for our technology is still rapidly evolving and we may be required to change the duration, pricing, or structure of any or all of the phases of our model as we continue to develop our technology and deliver more engagement.
If our customers do not perceive the benefits of our technology, or if our technology does not drive continued progression of customers through the phases, then our market may not develop as we anticipate, or at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.
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
The markets in which we operate are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include:

•large, well-established tech companies that generally compete in all of our markets, including Google, Quantinuum, IBM, Microsoft, Intel and AWS;
•companies based in countries such as China, Russia, Canada, the United States, Australia and the United Kingdom, and those in the European Union as of the date of this Form 10-K and we believe additional countries in the future;
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
We face competition in various aspects of our business and expect that such competition to intensify in the future as existing and new companies introduce and enhance existing services or create new services. The markets for our services in general are competitive. Competition in these markets may increase further if economic conditions or other circumstances cause customer bases and client spending to decrease and service providers to compete for fewer client resources. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, clients and advertisers, or may be able to respond more quickly to new or emerging technologies or changes in user requirements. If we are unable to retain clients or obtain new clients, our revenues could decline. Increased competition could result in lower revenues and higher expenses, which would reduce our profitability.
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
In addition, there may be an increased risk of cyberattacks by state actors due to the current conflict between Russia and Ukraine, and the Israel-Hamas war. Any increase in such attacks on us or our systems could adversely affect our platform, networks, systems or other operations. Although we maintain cybersecurity policies and procedures to manage risk to our information technology systems, continuously adapt our systems and processes to mitigate such threats, and plan to enhance our protections against such attacks, we may not be able to address these cybersecurity threats proactively or implement adequate preventative measures and we may be unable to promptly detect and address any such disruption or security breach, if at all.
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
We may in the future be adversely affected by future global public health crises such as epidemics or pandemics.
Public health crises such as epidemics or pandemics could materially and adversely impact our business.
An epidemic or pandemic (such as COVID-19) may cause prolonged global, national, or regional recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.
As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue and results of operations. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The extent to which an epidemic or pandemic impacts our business, results of operations, and financial conditions, will depend on factors which are highly uncertain and cannot be predicted, including the scope and duration of an epidemic or pandemic and actions taken by governmental authorities and other third parties in response to the epidemic or pandemic.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy in Canada, the U.S. and foreign jurisdictions, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, tightening of the credit markets, including as a result of bank failures and any resulting issues in the broader U.S. financial system, any higher interest rates, recessions, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, uncertain geopolitical conditions, natural catastrophes, warfare, and terrorist attacks could negatively impact our business, financial condition, results of operation, and liquidity or cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. Similarly, geopolitical tensions in and around Ukraine, Israel and other areas of the world have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets, and further acts of war, terror, or responses to each could result in similar or increased impacts on the global economy. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Many of our customers invest in quantum computing products and services as part of their medium to longer-term strategies to optimize aspects of their business, and significant global disruptions such as the COVID-19 pandemic or geopolitical conflicts may result in potential customers focusing on short-term challenges, resulting in a reduction in their investments in quantum computing. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to us. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Our operations, business, customers and partners could be adversely affected by climate change.
There are increasing and rapidly evolving concerns over the risks of climate change and related environmental sustainability matters. Our operations, business, customers and partners could be adversely affected by climate change. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters. Such events and disasters could disrupt our operations or the operations of customers or third parties on which we rely and could result in market volatility. Additionally, we may face risks related to the transition to a low-carbon economy. We could experience increased expenses resulting from strategic planning, litigation and changes to our technology, operations, products and services, access to energy and water, as well as reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced stakeholder confidence, due to our response to climate change or real or perceived vulnerability to climate change-related risks. Changes in consumer preferences, travel patterns and legal requirements could increase expenses or otherwise adversely impact our business, customers and partners.
Rising inflation may result in increased costs of operations and negatively impact the credit and securities markets generally and rising interest rates may result in increased costs of capital for us, each of which could have a material adverse effect on our results of operations and the market price of the Common Shares.
Inflation has accelerated in the U.S., Canada and globally due in part to global supply chain issues, the Ukraine-Russia war, the Israel-Hamas war, a rise in energy prices, and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic. An inflationary environment can increase our cost of labor, as well as our other operating costs, which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased and are expected to increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally and increase the cost of capital to us, in particular, which may, in turn, have a material adverse effect on the market price of the Common Shares.
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
On October 20, 2023, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Shares was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our Common Shares, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. On October 24, 2023, we notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. On March 1, 2024, the NYSE notified us that we had regained compliance based on a calculation of the Company’s average closing share price for the 30 trading days ended February 29, 2024, which reflected an average closing share price above the NYSE’s $1.00 minimum requirement. This was the second time in 2023 that the Company was notified of its non-compliance with NYSE listing requirements due to the average closing price of its Common Shares falling below the $1.00 threshold. While we were able to bring the Company back in compliance with the NYSE listing requirements within the six-month window for recompliance on both occasions, it is possible that this may occur again and we will not be able to bring the Company back in compliance within such window or at all.
If we cannot remain in compliance with the NYSE listing requirements, or cannot regain compliance after becoming non-compliant in the future, our Common Shares will be delisted from the NYSE. The delisting of our Common Shares from the NYSE will likely make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase our securities when you wish to do so. In the event of a delisting, actions taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent such securities from dropping below any minimum bid price requirement or prevent future non-compliance with the NYSE listing requirements.
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
In connection with the preparation and audit of D-Wave's financial statements as of and for the fiscal year ended December 31, 2023 and 2022, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, a material weakness was identified in D-Wave design and operation of controls related to its financial statement close process: D-Wave lacks sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and to perform sufficient review over certain areas including non-routine revenue transactions, equity, government assistance, taxes, deferred revenue, accounts receivable, stock-based compensation, prepaid expenses, lease accounting, financial statement disclosures, and classification within the consolidated statements of cash flow.
This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the quarterly and year to date periods ended September 30, 2023, June 30, 2023, and March 31 2023 and the consolidated financial statements for the years ended December 2022, 2021, and 2020. These periods were restated on Forms 10-Q/A and 10-K/A, as applicable, filed with the SEC on March 15, 2024. Separately, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 were previously restated on Form 10-Q/A filed with the SEC on April 17, 2023 (collectively, the "Restatements"). Additionally, this material weakness could result in misstatements of the related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness including adding additional qualified accounting personnel with experience with complex GAAP and SEC rules, engaging consultants to assist with the financial statement close process, and segregating duties among accounting personnel to enable adequate review controls. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate at this time but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

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
As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute arising due to the restatement or material weakness. However, we can provide no assurance that any litigation or dispute will not arise in the future. Any litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
The Company reached a determination to restate certain of its previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
As described in the Company's recently filed amendment to its FY2022 Annual Report on Form 10-K/A, the Company reached a determination to restate its consolidated financial statements and related disclosures as of and for the Affected Periods attributable to the accounting treatment for certain government assistance arrangements with SIF and TPC that originated prior to 2021 in the form of conditionally repayable loans with below-market interest rates.
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
The price of the Common Shares has been and may continue to be volatile. For example, the price per Common Share peaked at a high price of $13.23 on August 10, 2022, shortly following the completion of the Transaction, and has since declined significantly. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. D-Wave may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on D-Wave’s business, financial condition, and results of operations. Any adverse determination in litigation could also subject D-Wave to significant liabilities.
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. For example, the price per Common Share peaked at a high price of $13.23 on August 10, 2022, shortly following the completion of the Transaction, and has since declined significantly. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If D-Wave Quantum were to become involved in securities litigation, it could be subjected to substantial costs, divert resources and the attention of management from its business, and harm its business.
The Warrants may have an adverse effect on the market price of the Common Shares.
As of December 31, 2023, there were 17,916,609 Warrants outstanding, with each Warrant exercisable for 1.4541326 Common Shares, subject to adjustment, at $11.50 per Common Share. Such Warrants, if exercised, would increase the number of issued and outstanding Common Shares and be dilutive to the Common Shares then outstanding.
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
The D-Wave Quantum Charter requires, to the fullest extent permitted by law, that, unless D-Wave Quantum consents in writing to the selection of an alternative forum, (a) any derivative action or proceeding brought on behalf of D-Wave Quantum; (b) any claim or cause of action for breach of a fiduciary duty owed by any current or former director, officer, employee, agent or stockholder of D-Wave Quantum to D-Wave Quantum or D-Wave Quantum’s stockholders; (c) any claim or cause of action against D-Wave Quantum or any current or former director, officer or other employee of D-Wave Quantum, arising out of or pursuant to any provision of the DGCL, the D-Wave Quantum Charter or the amended and restated bylaws of D-Wave Quantum (the “D-Wave Quantum Bylaws”) (as each may be amended from time to time); (d) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the D-Wave Quantum Charter or the D-Wave Quantum Bylaws (as each may be amended from time to time, including any right, obligation or remedy thereunder); (e) any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (f) any claim or cause of action against D-Wave Quantum or any current or former director, officer or other employee of the corporation, governed by the internal-affairs doctrine or otherwise related to the corporation’s internal affairs, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. Subject to the preceding sentence, the federal district courts of the United States of America are to be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, such forum selection provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction or for which there is concurrent federal and state jurisdiction.
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
D-Wave Quantum’s principal stockholder, PSP, beneficially owned approximately 37 percent of the issued and outstanding shares of D-Wave Quantum (including Exchangeable Shares) as of December 31, 2023. On September 26, 2022, D-Wave Quantum and PSP entered into the PSP Side Letter Agreement, pursuant to which PSP agreed that for so long as PSP beneficially owns, directly or indirectly, Common Shares and Exchangeable Shares representing 50 percent or more of the rights to vote at a meeting of the stockholders of D-Wave Quantum, whether directly or indirectly, including through any voting trust (i) PSP will not exercise the voting rights attached to any of such shares that would result in PSP voting, whether directly or indirectly, including through any voting trust, more than 49.99 percent of the voting interests eligible to vote at any meeting of the stockholders of D-Wave Quantum and (ii) PSP will vote such shares in favor of the election of the directors that are nominated by the board of directors of D-Wave Quantum or a duly authorized committee thereof. As a result of the limitations imposed by the PSP Side Letter Agreement, we do not believe that we are a “controlled company” within the meaning of the corporate governance standards of the NYSE, which require that more than 50 percent of the voting power for the election of directors be held by an individual, group or entity, and we are not currently utilizing any of the “controlled company” exemptions. However, we may become a “controlled company” in the future. If we become a “controlled company”, we would be able to elect not to comply with certain corporate governance requirements of the NYSE, including
•the requirement that a majority of our board of directors consist of “independent directors” as defined under the rules of the NYSE;
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
D-Wave Quantum’s principal stockholder, PSP beneficially owned approximately 37 percent of the issued and outstanding shares of D-Wave Quantum (including Exchangeable Shares) as of December 31, 2023, and is therefore able to exert significant influence on the vote on all matters submitted to a vote of D-Wave Quantum stockholders, which would enable it to significantly influence the election of the members of D-Wave Quantum’s board of directors and other significant corporate decisions. In particular, for so long as PSP continues to own a significant percentage of such shares, PSP may be able to prevent a change of control of D-Wave Quantum or a change in the composition of its board of directors and could effectively preclude any unsolicited acquisition of D-Wave Quantum. Such concentration of ownership could deprive you of an opportunity to receive a premium for your Common Shares as part of a sale of D-Wave Quantum, and ultimately may affect the market price of such shares. PSP and its affiliates engage in a broad spectrum of activities, and in the ordinary course of their business may engage in activities where their interests conflict with the interests of D-Wave Quantum or those of its other stockholders.
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

There is substantial doubt about our ability to continue as a going concern.
We have incurred operating losses since our inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, we will require additional capital to fund our operations and execute our business plan. Management has determined that the Company's liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, which is considered to be for a period of one year from the issuance of these financial statements. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain sufficient funding through additional debt or equity financing and to manage operating and overhead costs. There can be no assurance that we will be able to raise sufficient capital on acceptable or favorable terms to the Company, or at all.
Item 1B. Unresolved Staff Comments

Not Applicable.
Item 1C. Cybersecurity
Risk management and strategy
We have implemented policies and procedures to evaluate, identify, and handle material risks associated with cybersecurity threats. These protocols are integrated into a comprehensive risk register dedicated to our cloud-based platform and internal systems access. The register undergoes an annual review conducted by the internal information technology (IT) department, overseeing cybersecurity protection for our on-premises systems, and the DevOps department, responsible for cybersecurity protection in the cloud. We also conduct regular risk assessments to identify threats to our information security systems. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. We assess the risks facing the Company after our controls are accounted for, and then determine mitigation measures for each such risk. Our risk management processes also assess third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners.
Following these risk assessments, we re-examine our systems and processes to ensure that reasonable safeguards are in place to minimize identified risks and address any issues that arise. The head of our IT department, who reports to our Chief Financial Officer, works with management to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels receive regular mandatory training on our cybersecurity policies and practices.
We enlist third-party service providers to support us in conducting information security reviews of our infrastructure, and the evaluation of our company policies. These providers furnish comprehensive reports that delineate potential risks, categorized by criticality and associated level of effort. Subsequently, the Company will undertake a meticulous examination of the internal risk register to potentially recalibrate the likelihood of identified risks, taking into consideration the vulnerabilities unearthed by the third-party assessment. Depending on the type of services required, the sensitivity of the relevant IT systems and data, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
Upon identifying vulnerabilities, we commit to addressing them promptly, prioritizing based on their criticality. High-priority remediation efforts will be coordinated with the collaboration of Enterprise IT and DevOps teams to ensure swift and effective resolution. While the Company's LeapTM quantum cloud system holds SOC 2 Type 2 compliance, it's noteworthy that the correlation extends to all our IT systems, even though they are not explicitly within the defined scope. As a result, these interconnected IT systems align with SOC 2 Type 2 standards. Similarly, our policies regarding cybersecurity and IT systems are relevant for SOC 2 Type 2 compliance, but also apply to everyone in the entire organization.
We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. Specifically, the board of directors’ audit committee, is responsible for overseeing management's risk assessment and risk management policies, which include management of cybersecurity risk management processes.

Our Chief Financial Officer and the head of our IT department are primarily responsible for managing our cybersecurity risks, mitigation strategies and responses to any such issues that may arise. Our Chief Financial Officer oversees the Company’s IT department and has extensive experience in managing IT organizations and securing cybersecurity insurance coverages. The head of our IT department drives our strategic IT initiatives and cybersecurity risks assessments, drawing upon over two decades of enterprise technology management expertise.
Our Chief Financial Officer and the head of our IT department oversee our cybersecurity policies and processes, including those described above. The Company’s overall risks and assessments are monitored by a cross functional team composed of members of senior management, security, legal, information technology and financial reporting. A partnership exists between these aforementioned individuals and departments so that identified issues are addressed in a timely manner and incidents are escalated to the appropriate parties as required.
Item 2. Properties
We operate three facilities in North America. Our Canadian operations and the Quantum Engineering Center of Excellence is located in Burnaby, B.C., outside of Vancouver, where we lease approximately 42,000 square feet of space under an agreement that expires in December 2033. Most of the facility is used for research and development and manufacturing. We also lease approximately 7,000 square feet of space in Richmond, B.C., outside of Vancouver, under an agreement that expires in December 2024. That facility is used to develop and manufacture proprietary superconducting circuit boards for internal consumption, and for customer sales. Our in-house fabrication activities are performed in a facility in Palo Alto, California, where we lease approximately 6,000 square feet of space under an agreement that expires in June, 2025. We believe our current and planned facilities are adequate for the foreseeable future.
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
Holders of Record
On March 28, 2024, the last reported sales prices of the Common Shares and Warrants were $2.10 and $0.22, respectively. As of March 28, 2024, there were approximately 111 holders of record of our Common Shares, approximately 32 holders of record of our Exchangeable Shares and 1 holders of record of our Warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Issuer Purchases of Equity Securities
None.
Performance Graph
Not applicable.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities which have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the fiscal year ended December 31, 2023. As of December 31, 2023, we have sold an aggregate number of 44,026,644 Common Shares to Lincoln Park pursuant to the Purchase Agreement (excluding the Common Shares paid in respect of the Commitment Fee) for aggregate consideration of $67.9 million.
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
We are a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to our superconducting quantum computer systems and integrated software environment through our cloud service, LeapTM. Historically, we have developed our own annealing superconducting quantum computer and associated software, and our current generation quantum system is the D-Wave AdvantageTM. We are a leader in the development and delivery of quantum computing systems, software and services, and we are the world’s first commercial supplier of quantum computers—and the only company developing both annealing quantum computers and gate-model quantum computers. During the year ended December 31, 2022, we initiated the development of a gate-model quantum computing system.
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
During the years ended December 31, 2023 and 2022, we generated revenue totaling $8.8 million and $7.2 million, respectively. We have incurred significant operating losses since inception. For the years ended December 31, 2023 and 2022, our net losses were $82.7 million and $53.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of December 31, 2023, we had an accumulated deficit of $483.1 million.
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
We have also filed the Resale Registration Statement registering the issuance to and/or resale by certain third parties unrelated to the Purchase Agreement of certain securities issued prior to, or in connection with, the Merger. The Common Shares registered for resale from time to time pursuant to the Resale Registration Statement represent a substantial majority of the number of the Common Shares outstanding as of December 31, 2023. The shareholders selling pursuant to the Resale Registration Statement will determine the timing, pricing and rate at which they sell such Common Shares into the public market and such sales could have a significant negative impact on the trading price of our Common Shares. In addition, PSP, a beneficial owner of approximately 37% of our outstanding Common Shares (including Common Shares underlying Exchangeable Shares) as of December 31, 2023, has registration rights with respect to all of its 55,068,914 shares not registered on the Resale Registration Statement, and, since its lock-up period has concluded, may sell such shares either pursuant to a future registration statement or once Rule 144 under the Securities Act becomes available for such sales. Although the current trading price of the Common Shares is below $10.00 per share, certain of the investors who have resale rights under the Resale Registration Statement have an incentive to sell because they purchased Common Shares and/or Warrants at prices below those offered in DPCM's IPO. Sales by such investors may cause the trading prices of our securities to experience a further decline. As the trading price of our Common Shares has declined, sales of Common Shares to Lincoln Park pursuant to the Purchase Agreement have become a less attractive source of capital. In addition, we may be unable to raise capital at rates that would be possible if the trading price of our Common Shares was higher.
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
Macroeconomic and Business Environment
Unfavorable conditions in the economy in the United States, Canada and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, banking collapses and related uncertainty, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, Israel or elsewhere, could cause a decrease in business investments on our products and negatively affect the growth of our business and our results of operations.
The recent trends towards rising inflation may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. High interest and inflation rates also present a recent challenge impacting the U.S. and Canadian economies and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or continue to rise) on our operating costs, including our labor, due to supply chain constraints and employee availability and wage increases, which may result in additional stress on our working capital resources.

Key Components of Results of Operations
Revenue
We currently generate our revenue primarily through subscription sales to access our QCaaS cloud platform and professional services related to the development and implementation of quantum computing applications. QCaaS revenue is recognized on a ratable basis over the contract term, which generally ranges from one month to two years. Professional services revenue is recognized over time on a percentage of completion basis using the costs incurred input measure of progress.
We expect that QCaaS revenue, as a percentage of total revenue, will increase due to an increasing number of QCaaS agreements being driven by the completion of professional services engagements yielding production applications that require QCaaS services, as well as by customers that choose to access our Leap cloud service without utilizing our professional services organization.
Cost of Revenue
Our cost of revenue consists of all direct and indirect expenses related to providing our QCaaS offering and delivering our professional services, such as personnel-related expenses, including stock-based compensation, costs associated with maintaining the cloud platform on which we provide the QCaaS product and depreciation and amortization related to our quantum computing systems and related software.
We expect our total cost of revenue to increase in absolute dollars in future periods, corresponding to our anticipated growth in revenue and necessary to support our customers and to maintain the QCaaS cloud offering, operate our quantum computing systems, and to deliver our professional services. We expect our cost of revenue as a percentage of total revenue to decrease over time due to a higher mix of QCaaS revenue that has a lower cost to deliver compared to professional service revenue.
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
We expect our research and development expenses will increase on an absolute dollar basis for the foreseeable future as we continue to invest in research and development efforts to enhance the performance of our annealing quantum computers, to complete the development of our gate model quantum computer, and to broaden the functionality, improve the reliability, availability and scalability of our QCaaS cloud platform. If in the future we receive government grants and research incentives, which have historically offset a portion of research and development costs, these costs could decrease in absolute dollars.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel and outside professional services expenses including legal, audit and accounting services, insurance, other administrative expenses and allocated facility costs for our administrative functions.
We expect our general and administrative expenses to decrease in absolute dollars in the near term due to significant investments in scaling up our ability to operate as a public company made in prior years. However, in future periods we expect general and administrative expenses to increase in absolute dollars as we continue to invest in more comprehensive compliance and governance functions, increased IT security and compliance, and expanded internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.

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
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Year ended December 31,
(In thousands, except share and per share data)	2023	2022
Revenue	$8,758	$7,173
Cost of revenue	4,136	2,923
Total gross profit	4,622	4,250
Operating expenses:
Research and development	37,878	32,101
General and administrative	37,014	21,539
Sales and marketing	10,276	10,068
Total operating expenses	85,168	63,708
Loss from operations	(80,546)	(59,458)
Other income (expense), net:
Interest expense	(37)	(2,335)
Change in fair value of Term Loan	640	—
Term Loan debt issuance costs	(2,118)	—
Change in fair value of warrant liabilities	262	6,173
Lincoln Park Purchase Agreement issuance costs	—	(629)
Other income, net	(916)	2,547
Total other income, net	(2,169)	5,756
Net loss	$(82,715)	$(53,702)
Foreign currency translation adjustment, net of tax	(115)	41
Net comprehensive loss	$(82,830)	$(53,661)
Comparison of the Year Ended December 31, 2023 and 2022
Revenue
Revenue increased by $1.6 million, or 22%, to $8.8 million for the year ended December 31, 2023 as compared to $7.2 million for the year ended December 31, 2022, with the increase due primarily to an increase of $2.3 million in professional services revenue, primarily driven by an increase in projects that enable our customers to identify and implement applications that leverage our QCaaS cloud platform, offset by a decrease in QCaaS revenue of $0.7 million, due to non-renewal for several customer contracts that were partially replaced with new customer contracts.
Cost of Revenue
Cost of revenue increased by $1.2 million, or 41%, to $4.1 million for the year ended December 31, 2023 as compared to $2.9 million for the year ended December 31, 2022. The increase in cost of revenue was primarily driven by investments made to support a higher volume of services. The cost of revenue increases were primarily comprised of increases in stock-based compensation expenses and personnel costs of $0.9 million and $0.5 million, respectively, offset by decreases in quantum computing infrastructure costs of $0.1 million.

Operating Expenses
Research and Development Expenses

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Research and development	$37,878	$32,101	$5,777	18%
Research and development expenses increased by $5.8 million, or 18%, to $37.9 million for the year ended December 31, 2023 compared to $32.1 million for the year ended December 31, 2022. The increase in research and development expenses was primarily driven by our continuous efforts to broaden the functionality of our QCaaS cloud platform and improve the reliability, availability and scalability of our cloud platform. In particular, the increases were comprised of stock-based compensation expenses, other personnel costs, and fabrication expenses of $5.1 million, $0.5 million, and $0.9 million respectively, and were partly offset by decreases in facilities costs and consulting expenses of $0.6 million and $0.2 million, respectively.
General and Administrative Expenses

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
General and administrative	$37,014	$21,539	$15,475	72%
General and administrative expenses increased by $15.5 million, or 72%, to $37.0 million for the year ended December 31, 2023 as compared to $21.5 million for the year ended December 31, 2022. The increase was driven by investments made to scale up our ability to operate as a public company and was primarily comprised of increases in stock-based compensation expense, other personnel costs, professional fees, insurance costs, and facilities expenses of $8.7 million, $0.8 million, $4.0 million, $1.3 million, and $0.4 million, respectively.
Sales and Marketing Expenses

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Sales and marketing	$10,276	$10,068	$208	2%
Sales and marketing expenses increased by $0.2 million, or 2%, to $10.3 million for the year ended December 31, 2023 as compared to $10.1 million for the year ended December 31, 2022. The increase was primarily due to increased personnel costs and professional fees of $2.1 million and $0.2 million, respectively, offset by decreased stock-based compensation expenses of $2.0 million.
Other Income (Expense), net
Interest Expense

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Interest expense	$(37)	$(2,335)	$2,298	(98)%
Interest expense decreased by $2.3 million, or 98%, to $37 thousand for the year ended December 31, 2023 as compared to $2.3 million for the year ended December 31, 2022. The decrease is due to an increase in the benefit from the catch-up method adjustment (see Note 8 to the accompanying consolidated financial statements) on the Company's SIF Loan to $2.9 million from $0.6 million in the comparable period.

Change in fair value of Term Loan

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Change in fair value of Term Loan	$640	$—	$640	n/a
Change in Change in fair value of Term Loan increased by $0.6 million for the year ended December 31, 2023 as compared to zero for the year ended December 31, 2022. On April 13, 2023, the Company entered into a Term Loan with PSPIB, providing $50.0 million in aggregate principal amount over three tranches, with the first two tranches, each $15.0 million, disbursed on April 14, 2023, and July 13, 2023, respectively. The Company opted for the fair value option for accounting the Term Loan (See Note 2 to the accompanying consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, are recorded as gains or losses in the Company’s consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varies primarily based on the market yield rate, market yield volatility, probability for an event of default and the probability of the issuance of Common Shares under the Purchase Agreement.
Term Loan debt issuance costs

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Term Loan debt issuance costs	$(2,118)	$—	$(2,118)	n/a
Change in Term Loan debt issuance costs increased by $2.1 million for the year ended December 31, 2023 as compared to zero for the year ended December 31, 2022. As mentioned previously, the Company elected the fair value option for accounting the Term Loan. Under this option, debt issuance costs are recorded in other expenses in the Company’s consolidated statements of operations and comprehensive loss.
Change in fair value of warrant liabilities

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Change in fair value of warrant liabilities	$262	$6,173	$(5,911)	100%
Change in fair value of warrant liabilities decreased by $5.9 million for the year ended December 31, 2023 as compared to $6.2 million for the year ended December 31, 2022. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange.
Lincoln Park Purchase Agreement issuance costs

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Lincoln Park Purchase Agreement issuance costs	$—	$(629)	$629	-100%
There were no issuance costs incurred in connection with the Lincoln Park Purchase Agreement during the year ended December 31, 2023.
Other income (expense), net

	Year Ended December 31,		Change
(In thousands, except percentages)	2023	2022	Amount	%
Other income (expense), net	$(916)	$2,547	$(3,463)	(136)%
Other income (expense), net increased by $3.5 million or 136%, to $0.9 million for the year ended December 31, 2023 as compared to $2.5 million for the year ended December 31, 2022. The increase was largely driven by the net impact of foreign exchange gains and losses.

Liquidity and Capital Resources
Since its inception, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2023, the Company had an accumulated deficit of $483.1 million. For the years ended December 31, 2023 and 2022, the Company incurred a net loss of $82.7 million and $53.7 million, respectively, and the Company had net cash outflows from operating activities of $60.6 million and $45.2 million, respectively. As of December 31, 2023, the Company had cash of $41.3 million and working capital (current assets less current liabilities) of $35.8 million. Additionally, total liabilities exceeded total assets at December 31, 2023 by $24.5 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
On August 5, 2022, the Company completed a Merger with DPCM. The Company received gross proceeds of $49.0 million from the PIPE Investment (as defined below) and the DPCM trust account. Of the gross proceeds, $21.8 million were used to repay the Venture Loan obligations and $14.2 million were used to pay for the Company's transaction costs, including DPCM's transaction costs, associated with the Merger. On April 13, 2023 (the "Closing Date"), the Company entered into a Term Loan and Security Agreement (the "Term Loan"), by and between the Company and PSPIB Unitas Investments II Inc., ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. As further described in Note 8 - Loans payable, net, the Term Loan provides for an aggregate principal amount of $50.0 million to be made available to the Company in three tranches, subject to certain terms and conditions as defined in the Term Loan, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively. The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023 (later extended to December 31, 2023); modifying the condition that, prior to the funding of the second tranche, the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees to require such appointment at a later time at PSPIB’s option; and modifying notice deadline requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the second and third fiscal quarters ended June 30, 2023 and September 30, 2023, respectively. The availability of the third tranche of $20.0 million was subject to the satisfaction of certain conditions, including the closing of a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, the intellectual property valuation report submitted as a condition precedent to the second tranche remaining satisfactory to the Lender and the board-approved operating budget for 2023 through 2027 to be submitted by December 31, 2023, being satisfactory to the Lender. The Company submitted the board-approved operating budget by December 31, 2023. There can be no assurance that the Company will be able to meet the other conditions necessary to draw on the third tranche or will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future. As of December 31, 2023, the Company was in compliance with the covenants under the Term Loan.
In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park on June 16, 2022 (the "Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150.0 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. During the year ended December 31, 2023, the Company has received $63.7 million in proceeds through the issuance of 42.1 million Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future.

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
As of December 31, 2023, the Company was not in compliance with certain continued listing standards of the New York Stock Exchange ("NYSE"). On March 1, 2024, the NYSE provided D-Wave with a notification letter of recompliance based on a calculation of the Company’s average closing share price for the 30 trading days ended February 29, 2024, which reflected an average closing share price above the NYSE’s $1.00 minimum requirement. D-Wave will continue to be traded on the NYSE, subject to its continued compliance with all applicable listing standards.
If the Company is unable to maintain compliance with the continued listing standards of the NYSE and is not able to cure any violations within the time periods allotted by the NYSE, if any, it will result in the delisting of the Company’s common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, the Company’s common stock and its ability to raise capital.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by:
Operating Activities	$(60,649)	$(45,226)
Investing Activities	(630)	(498)
Financing Activities	95,636	43,265
Effect of exchange rate changes on cash and cash equivalents	(115)	41
Net (decrease) increase in cash and cash equivalents	$34,242	$(2,418)
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
For the year ended December 31, 2023, net cash used in operating activities was $60.6 million, an increase of $15.4 million from cash used in operating activities of $45.2 million for the year ended December 31, 2022. The change is primarily due to an increase in net loss of $29.0 million and an increase in net cash used to settle accounts payable of $6.2 million, offset by increases on noncash charges related to stock-based compensation of $12.8 million and decreases in noncash income related to the change in fair value of warrant liabilities of $5.9 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2023 was $0.6 million, representing additions of $0.6 million in property and equipment.
Net cash used in investing activities during the year ended December 31, 2022 was $0.5 million representing additions of $0.4 million in property and equipment and $0.1 million in software primarily related to the development of our quantum computing systems.
Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $95.6 million, an increase of $52.4 million from cash provided by financing activities of $43.3 million for the year ended December 31, 2022. The increase a result of increased net proceeds from equity financing activities of $22.1 million and increased net proceeds from debt financing activities of $30.3 million.
Contractual Obligations and Commitments
The Company has various operating leases of real estate and equipment. See Note 9 - Leases to the accompanying consolidated financial statements for further discussion of the nature and timing of cash obligations due under these leases.
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
The critical accounting estimates, assumptions and judgements we believe to have the most significant impact on our audited annual consolidated financial statements are described below. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to critical accounting estimates and significant accounting policies.
Revenue recognition
We recognize revenue from the sale of our services and products. Our contracts with customers often include multiple performance obligations. Our performance obligations are as follows:
•Subscription sales to access our QCaaS cloud platform;
•Professional services related to the development and implementation of quantum computing applications;
•Quantum computing application training;
•Application support and maintenance; and
•Printed circuit boards.
Our contracts with customers may include renewals or other options at fixed prices, which typically do not represent a significant discount. Based on our assessment of standalone selling prices, we determined that there were no significant material rights provided to our customers requiring separate recognition.
When we determine that our contracts with customers contain multiple performance obligations, for these arrangements, we allocate the transaction price based on the relative standalone selling price (“SSP”) method by comparing the SSP of each distinct performance obligation to the total value of the contract. We use the SSP for products and services sold together in a contract to determine whether there is variable consideration (e.g. discount) to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when we don't sell the product or service separately, we determine the SSP by considering its overall pricing objectives and market conditions, including cost plus a reasonable margin. Significant pricing practices taken into consideration include our discounting practices, the customer demographic, price lists, our go-to-market strategy, historical and current sales and contract prices. In instances where we do not sell or price a product or service separately, we maximize the use of observable inputs by using information that may include market conditions.
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million ("the SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 8 to the accompanying consolidated financial statements for additional information concerning the SIF Loan.

The accounting treatment for the SIF Loan considers the "sale of future revenues" guidance outlined in ASC 470-10-25. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the effective interest rate. For the year ended December 31, 2023 and 2022, the Company recognized gains related to catch-up method adjustments to the accrued interest portion of the loans payable, net balance of $2.9 million and $0.6 million, respectively. The liability is classified as non-current, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
As the SIF Loan is originated through a government program, a market rate of interest is not imputed in accordance with the scope limitations of ASC 835.
Term Loan fair value option election
The Company determined that it is eligible for the fair value option election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825. At the date of issuance, the fair value of the Term Loan was derived from the instrument’s implied discount rate at inception. The fair value option election was made to enhance the relevance and transparency of information presented related the features embedded in the Term Loan.
Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company's consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the year ended December 31, 2023. Under the fair value option, debt issuance costs are recorded in other expense in the Company’s consolidated statements of operations and comprehensive loss.
The Term Loan is subject to certain repayment and prepayment provisions which the Company has considered in their valuation analysis. The valuation analysis performed as of the issuance date on April 13, 2023 and December 31, 2023 did not consider any amendments to the Term Loan that occurred subsequent to December 31, 2023 (See Note 8). To estimate the fair value of the Term Loan under the optional prepayment scenario, we have utilized the binomial lattice model. Additionally, we have employed a Monte Carlo simulation model to forecast both the probability for an event of default in the valuation analysis which would result in a mandatory prepayment of the outstanding principal and accrued and unpaid interest and the probability of the issuance of Common Shares under the Purchase Agreement to determine the estimated proceeds to be paid to the Lender along with a mandatory prepayment premium of 10%.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data
Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page 107 of this report, which financial statements, notes, and report are incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
On June 7, 2023, PricewaterhouseCoopers LLP (Canada) (“PwC”) notified the Company of its decision to decline to stand for re-election as the independent registered public accounting firm of the Company. Although PwC declined to stand for re-election, it maintained its relationship with the Company for the review of the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2023 (the “10-Q”). On August 10, 2023, the Company filed the 10-Q. As a result, PwC’s term as the Company’s independent registered public accounting firm ended.
PwC’s reports on the financial statements for the fiscal years ended December 31, 2022 and 2021 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that PwC’s report for the fiscal years ended December 31, 2022 and 2021 contained a separate paragraph that stated the Company has incurred net losses and negative cash flows from operating activities and has a negative working capital that raise substantial doubt about the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2022 and 2021, and in the subsequent interim period through August 10, 2023, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in connection with PwC’s report. Aside from the identification of a material weakness in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2022 pertaining to the Company’s design and operation of controls related to its financial statement close process, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K during the fiscal years ended December 31, 2022 and 2021 or in the subsequent interim period through August 10, 2023.
On August 24, 2023, the Company engaged Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 beginning with the fiscal third quarter ending September 30, 2023. The Audit Committee of the Board of Directors of the Company approved the selection of Grant Thornton as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 on August 23, 2023.
During the two fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through the date of the filing of this Current Report on Form 8-K, the Company has not consulted with Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor was oral advice provided that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(i)(v) of Regulation S-K.
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
Evaluation of Disclosure Controls and Procedures
In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K.

Material Weakness
Prior to the completion of the Merger on August 5, 2022, we were a private company with limited accounting personnel to adequately execute our accounting processes to address our internal control over financial reporting. In connection with the preparation and audit of financial statements of D-Wave Quantum Inc. as of and for the fiscal years ended December 31, 2023 and 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, a material weakness was identified in D-Wave’s control environment related to D-Wave’s financial statement close process: we lack sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and we lack adequate accounting personnel to perform sufficient review over certain areas including non-routine revenue transactions, equity, government assistance, merger accounting, derivatives, taxes, deferred revenue, accounts receivable, stock-based compensation, prepaid expenses, lease accounting, financial statement disclosures, and classification within the consolidated statements of cash flow.
This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 that were restated on Form 10-Q/A (the "Restatement"), as well as the errors that resulted in the restatement of the annual periods ended December 31, 2022, 2021, and 2020 on Form 10-K/A and the interim periods ended September 30, 2023, June 30, 2023, and March 31, 2023 on Form 10-Q/A.
Remediation Efforts on Previously Reported Material Weakness
The Company is devoting significant time, attention, and resources to remediating the above material weakness. The Company has undertaken and continues to execute the following steps intended to remediate the material weakness described above and strengthen our internal controls, specifically:
•The Company hired experienced finance and accounting executives in the positions of SVP Finance, VP Corporate Controller, and Senior Manager of Financial Reporting and Technical Accounting.
•The Company continues to develop accounting personnel with a level of accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions, including providing adequate training and supervision to our staff.
•The Company has engaged external specialists as needed to provide assistance in accounting for significant, non-routine or complex transactions.
•The Company has engaged external consultants to assist the Company in designing, implementing, and monitoring an appropriate system of internal control.
The Company has made significant progress in addressing the previously identified material weakness, however the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls have operated for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls have been designed and operating effectively for a sufficient period of time.
Management’s Report on Internal Control over Financial Reporting
The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer and effected by its board of directors, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 framework). Based on this assessment, management concluded that as of December 31, 2023, its internal control over financial reporting was not effective due to material weakness as described above. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation to address the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.
Identification of Directors
The following tables set forth information on our directors as of the filing of this Annual Report on Form 10-K. Our Board of Directors (“Board”) is divided into three separate classes, as nearly equal in number as possible, with one class being elected each year to serve a staggered three year-term. Class I directors are serving until the 2026 Annual Meeting of Stockholders, Class II directors are serving until the 2024 Annual Meeting of Stockholders and Class III directors are serving until the 2025 Annual Meeting of Stockholders.”

Name	Age(*)	Position with D-Wave Quantum	Served as a Director Since	Class
Alan Baratz	69	President, Chief Executive Officer and Director	January 14, 2020	I
Ziv Ehrenfeld(1), (2)	49	Director	April 4, 2023	I
Emil Michael(3)	51	Director	August 5, 2022	II
Amy Cappellanti-Wolf(2)	59	Director	August 5, 2022	II
Philip Adam Smalley III(1), (3)	52	Director	April 13, 2023	II
Steven M. West(1), (3)	68	Chair	June 29, 2009	III
Kirstjen Nielsen(2)	51	Director	January 10, 2023	III
Roger Biscay(1)	56	Director	August 5, 2022	III

(*)	Age as of March 28, 2024.
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
Business Experience of Our Directors
Alan Baratz
Dr. Baratz became the CEO of D-Wave Systems in January 2020 and the Company in August 2022. Previously, as Executive Vice President of R&D and Chief Product Officer of D-Wave Systems from August 2018 to December 2019, he drove the development, delivery, and support of all of the company’s products, technologies, and applications. Dr. Baratz also acted as Senior Vice President of Software & Applications of D-Wave Systems from August 2017 to August 2018. He has over 25 years of experience in product development and bringing new products to market at leading technology companies and software startups. As the first president of JavaSoft at Sun Microsystems, Dr. Baratz oversaw the growth and adoption of the Java platform from its infancy to a robust platform supporting mission-critical applications in nearly 80 percent of Fortune 1000 companies. He has also held executive positions at Symphony, Avaya, Cisco, and IBM. He served as CEO and president of Versata, Zaplet, and NeoPath Networks, and as a managing director at Warburg Pincus LLC. Dr. Baratz also served on the board of Versata from 2003 to 2005 and the board of TRW Inc. in 2002. Dr. Baratz holds a doctorate in computer science from the Massachusetts Institute of Technology.
We believe Dr. Baratz is qualified to serve on our Board of Directors because of his extensive knowledge of the Company; past public company board experience; and significant experience in product development and, specifically, bringing new products to market.
Ziv Ehrenfeld
Mr. Ehrenfeld has been a member of our Board of Directors since April 2023. Since 2020, he has served as a Managing Director on the private equity team for PSP Investments. In this role, he heads Strategy and Active Management globally in addition to overseeing various sponsor relationships. He also serves on the boards of several privately held companies with significant operations and scale. Prior to this role, from 2015 to 2020, Mr. Ehrenfeld was a member of PSP Investments’ private debt investment arm, where he developed a new asset class culminating in ~C$26 billion in net AUM as of March 31, 2023.

Prior to joining PSP Investments, Mr. Ehrenfeld was a Director in Leveraged Finance at Barclays from 2008 to 2015, where he arranged leveraged loan and high-yield bond financings for sponsor and corporate clients. Mr. Ehrenfeld started his career practicing law at the law firm of Fischer Behar Chen Well Orion & Co. and holds an LL.B. Bachelor of Laws and a BA in Economics from Tel Aviv University and an MBA from Wharton School of the University of Pennsylvania.
We believe Mr. Ehrenfeld is qualified to serve on our Board of Directors because of his significant private equity, credit investment, operational management, legal and business development experience.
Emil Michael
Mr. Michael has served as a member of our Board of Directors since August 2022. In 2023, Mr. Michael was appointed to serve as a director for Rent the Runway (Nasdaq: RENT) and GoPuff. He previously served as the chairman of the board of directors and Chief Executive Officer of DPCM. Mr. Michael is one of Silicon Valley’s most highly-regarded business executives having built three successful companies including Tellme Networks (sold to Microsoft in 2007), Klout (sold to Lithium Technologies in 2014) and Uber. Mr. Michael has extensive experience identifying high-growth, tech-enabled businesses with his investments spanning a broad range of companies including Brex, GoPuff, Revolut, SpaceX, and Stripe. Mr. Michael has been the Chairman and CEO of M8 Enterprises LLC, a technology consulting firm, since January 2018. During his tenure as Chief Business Officer of Uber from July 2013 to June 2017, Mr. Michael led Uber’s efforts in China and Russia, which resulted in substantial market value creation. Mr. Michael played a pivotal role in raising nearly $15 billion dollars in capital from investors globally and led the merger of Uber’s China operations with a key competitor in China, Didi Chiuxing. Additionally, he led the efforts to strike partnerships globally with companies such as American Express, AT&T, Daimler, Softbank, Tata Motors, and Toyota. Mr. Michael is also responsible for creating UberMilitary, a program at Uber for military veterans and their families. Prior to Uber, Mr. Michael served as Chief Operating Officer of Klout, where he played a pivotal role in growing the social media analytics company. Klout ultimately sold to Lithium Technologies for $200 million in 2014. Before joining Klout, Mr. Michael served as a White House Fellow working for the Secretary of Defense as a Special Assistant. During his tenure at the Pentagon, he ran projects in Afghanistan, Iraq and Pakistan as well as a department-wide budget cutting effort aimed at reducing overhead and bureaucracy. Mr. Michael was also part of the founding team of Tellme Networks, a pioneer in speech recognition technology and systems, that is highly regarded for weathering the technology bust of 2000 and for building a sustainable and profitable business. He also led Tellme Networks through its $800 million sale to Microsoft in 2007. Additionally, Mr. Michael has been a leadership coach and mentor to dozens of young CEOs over the years, giving him extensive exposure to early-stage companies, technologies, and trends. He also serves as an advisor or investor in over 20 start-ups around the world, furthering his commitment to helping the next generation of entrepreneurs build and scale. He started his career at Goldman Sachs, where he was an Associate in the Investment Banking Division for a short period. Mr. Michael received his B.A. from Harvard University and his J.D. from Stanford Law School.
We believe that Mr. Michael is qualified to serve on our Board of Directors due to his experience as an entrepreneur along with his success in scaling tech-enabled businesses.
Amy Cappellanti-Wolf
Ms. Cappellanti-Wolf is an accomplished senior human resource professional, business transformer and executive coach with expertise in working with startups to Fortune 500 enterprises. Her management roles span high-tech (Cohesity, Symantec, Silver Spring Networks, Cisco, Sun Microsystems), entertainment (The Walt Disney Company), and consumer goods (Frito-Lay). She most recently served as Chief Human Resources Officer and Real Estate Leader of Cohesity, a data security and management company. From January 2014 to February 2020, Ms. Cappellanti-Wolf was the Chief Human Resources Officer and Real Estate Leader for Symantec, a cyber security provider. In addition to serving on the D-Wave Board and compensation committee, she also serves on the board of directors of Softchoice, a North American provider of technology solutions and managed services. Ms. Cappellanti-Wolf serves as the chair of the compensation committee and is a member of the nomination and governance committee at Softchoice. Ms. Cappellanti-Wolf is also a member on the board of Betterworks, a continuous performance management platform company, and Pivotal, a non-profit that focuses on foster youth education and employment. Ms. Cappellanti-Wolf holds an M.S. in Industrial and Labor Relations and a B.S. in Journalism and Public Relations from West Virginia University.
We believe Ms. Cappellanti-Wolf is qualified to serve on our Board of Directors due to her experience as a senior human resources professional at numerous high-tech and highly regarded companies.

Philip Adam Smalley III
Mr. Smalley is a Managing Director at PSP. He joined PSP Investments in May 2016 in the Credit Investments group and was responsible for originating and executing non-investment grade credit investment transactions for financial sponsor-backed companies, primarily in North America. Since 2020, Mr. Smalley has led the Complementary Portfolio within the Chief Investment Officer Group. The Complementary Portfolio focuses on investments that are outside of the mandate of existing PSP asset classes but are beneficial to the total fund. The Complementary Portfolio includes knowledge-driven, alternative risk premium and cross-asset class strategies. Prior to joining PSP, Mr. Smalley held various portfolio management and research roles at organizations that managed institutional and retail capital focused on the high yield and leveraged loan asset classes. Mr. Smalley began his career in finance at Lehman Brothers in New York in 1999. Mr. Smalley holds a BS in Accounting from Bucknell University and an MBA in Finance and Economics from Columbia Business School.
We believe Mr. Smalley is qualified to serve on our Board of Directors due to his significant investing, accounting, business development, and operational management experience.
Steven M. West
Mr. West is a 40-year veteran of the information technology and media marketplace. He is the founder and has been a managing partner of Emerging Company Partners LLC, a technology-consulting firm located in Incline Village, Nevada, since February 2004. Mr. West has held executive leadership positions in both large and early-stage information technology companies located in North America, Asia and Europe. His leadership positions have included CEO of Entera, an Internet content delivery firm (acquired by Blue Coat Systems, Inc.), President and CEO of Hitachi Data Systems in Santa Clara, California and Group Executive of EDS in Plano, Texas. As a partner in Emerging Company Partners LLC, Mr. West has completed consulting engagements with numerous companies specializing in early-stage firms. Mr. West’s public board experience includes Cisco Systems from 1996 to 2019. As a board director of Cisco, he was audit committee chair and a member of the finance committee. He also served as a board member of Autodesk from 2008 to 2018 and was a member of the audit committee and chair of their compensation committee. He has also served on the boards of Delta-Q Technologies and Bycast Inc. Currently, Mr. West is a licensed Broadcast Engineer by the Federal Communications Commission. He also is an active member in the Society of Broadcast Engineers (SBE) and the Institute of Electrical and Electronics Engineers (IEEE).
We believe that Mr. West is qualified to serve on our Board of Directors due to his extensive experience leading technology companies and service as a public company board member.
Kirstjen Nielsen
Sec. Nielsen is a seasoned expert in homeland and national security. She has served as President and Founder of Lighthouse Strategies, a national security consultancy focused on emerging technology and emerging threats, since 2019. From 2017 to 2019, Sec. Nielsen served as the sixth Secretary of the U.S. Department of Homeland Security to lead the 240,000 law enforcement, civilian, and military employees of the third largest cabinet agency and oversee development and expenditure of its $70 billion in total annual budget authority. As an attorney, public servant, successful entrepreneur, subject matter expert, and regular public speaker, she brings over two decades of domestic and international experience in the homeland and national security sectors and has advised governments, private sector companies, international organizations, and NGOs throughout her impressive career. She continues to promote government, nonprofit, and private sector security collaboration. Sec. Nielsen serves on the Board of Advisors for the Global and National Security Institute at the University of South Florida, as a Board Member of the Global Resilience Federation and the National Defense University Foundation Board, and as an Editorial Board member of Homeland Security Today. She has co-chaired working groups on cyber and critical infrastructure security for the bipartisan Homeland Security Experts Group. Sec. Nielsen also sits on the Advisory Boards of several emerging technology companies and charities. She holds a B.S. in Foreign Service from Georgetown University and a J.D. from the University of Virginia School of Law.
We believe Sec. Nielsen is qualified to serve on our Board of Directors because of her significant experience in the homeland and national security sectors and role as a key advisor to governments, private sector companies, international organizations, and NGOs.

Roger Biscay
Mr. Biscay holds over 20 years of diverse leadership experience driving strategy, organizational planning, financial management, and compliance across high-tech public and private companies and non-profit organizations. Mr. Biscay has served as Senior Vice President and Treasurer of Cisco Systems, which designs and sells a broad range of technologies, since April 2017 where his responsibilities include corporate finance, investments, cash management, foreign exchange, risk transfer, safety, security and business resiliency. Mr. Biscay has also served on the board of directors of Wasabi Technologies since August 2021, including as a member of the Audit Committee and Chair of the Nomination, Governance & Sustainability Committee. Mr. Biscay has also held senior financial markets positions in the areas of fixed income, equity capital markets and foreign exchange with major global financial institutions including the Royal Bank of Canada, Banque Paribas and Lehman Brothers in New York, London, Paris and San Francisco. Mr. Biscay is a graduate of the University of San Francisco where he received both his MBA and BS in Finance.
We believe Mr. Biscay is qualified to serve on our Board of Directors because of his significant financial management and organizational planning experience across numerous high-tech companies.
Identification of Executive Officers

Name	Age(*)	Current Position
Alan Baratz	69	President, Chief Executive Officer and Director
John M. Markovich	67	Chief Financial Officer
Diane Nguyen	39	General Counsel
_________
*Age as of March 28, 2024
Business Experience of Our Executive Officers
Alan Baratz
See biography on page 72 of this Annual Report on Form 10-K.

John M. Markovich
Mr. Markovich has served as the Company’s Chief Financial Officer since August 2022 and previously served as D-Wave Systems’ Chief Financial Officer since August 2021. Mr. Markovich is a strategic financial leader with nearly thirty years of executive financial management experience working with rapidly growing private and public technology companies across all stages of development. He has directed the finance, accounting, tax, treasury, M&A, legal, operations, customer service, IR, HR, and IT functions for companies ranging from privately held pre-revenue startups to a NYSE-listed Fortune 500 multi-national company with over $1.2 billion in annual revenue. During his career, he has negotiated and closed over 150 debt, equity, M&A, and joint venture transactions exceeding $2.5 billion in value; over a dozen private placements; nearly a dozen M&A transactions; and several international joint ventures. From August 2020 to July 2021, Mr. Markovich had his own consulting firm where he advised early-stage technology companies on various financial and strategic matters. From June 2019 to July 2020, Mr. Markovich served as Chief Financial Officer of XANT, Inc., a privately held SaaS company with an AI-powered sales enablement platform. From August 2016 to May 2019, he served as Chief Financial Officer of OmniGuide Holdings, Inc. a private equity-backed multinational medical device manufacturer. Previously, Mr. Markovich held Chief Financial positions at three public companies including Optical Coating Laboratories, Inc., Tickets.com Inc., and Emcore Corp., and several private technology companies including Auto-By-Tel.com, Inc., Energy Innovations, Inc., Veritone, Inc. and XANT, Inc. Mr. Markovich holds a BS in Business from Miami University and an MBA from the Michigan State Graduate School of Business.

Diane Nguyen
Diane Nguyen has served as the Company's General Counsel and Corporate Secretary since May 1, 2023 and previously served as Vice-President, Legal from July 2021 through April 2023. Ms. Nguyen oversees all legal aspects of D-Wave’s day-to-day operations and the proper governance of the company, and leads the Intellectual Property team in the development and protection of D-Wave’s world-class patent portfolio. Ms. Nguyen holds over 10 years of broad-based legal experience, including negotiating commercial agreements, corporate governance, business financing, intellectual property, and risk assessment. She joined D-Wave in 2018. From 2012 to 2017, she practiced corporate, commercial and intellectual property law at Morency, Société d’avocats, LLP. She also served on the Board of the BC SPCA. Ms. Nguyen is a member of the bars of British Columbia and Quebec, an Authorized House Counsel with the Florida Bar and is a registered trademark agent. She holds a Master’s degree in Business Law from the University of Montreal.
Identification of Certain Significant Employees
Not applicable.
Family Relationships
There are no family relationships among our executive officers and directors.
Other Directorships
The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), ”Identification of Directors” of this Annual Report on Form 10-K.
Involvement in Certain Legal Proceedings
To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2023 or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.
 Committees of the Board
Audit Committee
The primary purpose of the Audit Committee is to discharge the responsibilities of the Board of Directors with respect to the corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee the independent registered public accounting firm. Specific responsibilities of the Audit Committee include:
⮚helping the Board of Directors oversee corporate accounting and financial reporting processes;
⮚overseeing compliance with legal and regulatory requirements;
⮚managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit the financial statements;
⮚discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, the interim and year-end operating results;
⮚developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
⮚reviewing related person transactions;
⮚obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;
⮚approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm; and
⮚monitoring compliance with the Company’s Code of Conduct, and oversee, review and discuss with management the implementation and effectiveness of the Company’s compliance and ethics programs.

The Audit Committee charter is available on our website at https://ir.dwavesys.com. Our Audit Committee consists of Roger Biscay, Ziv Ehrenfeld, Philip Adam Smalley III, and Steven M. West. Our Board of Directors has determined that all members are independent under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Chair of the Audit Committee is Roger Biscay. Our Board of Directors has determined that Roger Biscay is an “audit committee financial expert” within the meaning of SEC regulations and NYSE listing standards. Our Board of Directors has also determined that each member of the Audit Committee can read and understand fundamental financial statements, in accordance with applicable requirements, and all members of the Audit Committee are “financially literate” in accordance with NYSE’s listing standards.
The Audit Committee met 9 times in 2023.
Compensation Committee
The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board of Directors in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers and other senior management, as appropriate. Specific responsibilities of the compensation committee include:
⮚reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;
⮚administering the equity incentive plans and other benefit programs;
⮚reviewing, adopting, amending and terminating all incentive compensation and equity plans,, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and
⮚reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy and
⮚reviewing and making recommendations to the Board with respect to executive officer and director indemnification and insurance matters.
Pursuant to the Compensation Committee’s charter, which is available on our website at https://ir.dwavesys.com, the Compensation Committee has the authority, in its sole discretion, to retain or terminate compensation consultants, independent legal counsel and other advisors to assist in carrying out its responsibilities and shall be directly responsible for overseeing the work of such advisors.
During 2023, management engaged Compensia, Inc. (“Compensia”) as its independent compensation consultant. As requested by management, Compensia’s services included executive compensation advice.
The Compensation Committee may form and delegate authority under its charter to subcommittees from time to time as it sees fit, provided that the subcommittees are composed entirely of directors who satisfy the applicable independence requirements of the NYSE.
Our Compensation Committee consists of Amy Cappellanti-Wolf, Kirstjen Nielsen and Ziv Ehrenfeld. The Chair of our Compensation Committee is Amy Cappellanti-Wolf. Our Board of Directors has determined that each member of the Compensation Committee is independent under the NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
The Compensation Committee met four (4) times in 2023.
Procedures for Stockholder Nominations to the Board of Directors
No material changes to the procedures for nominating directors by our stockholders were made since our disclosure in the 2023 definitive proxy statement for our 2023 annual meeting of stockholders filed with the Securities and Exchange Commission on April 24, 2023.
Code of Conduct and Committee Charters
We have adopted a Code of Conduct, applicable to all of the Company’s employees, executive officers and directors. The Code of Conduct is available at the investors section of the Company’s website at https://ir.dwavesys.com. Any amendments to the Code of Conduct, or any waivers of its requirements, are expected to be disclosed on the Company’s website to the extent required by applicable rules and exchange requirements. The reference to the Company’s website address does not constitute incorporation by reference of the information contained at or available through the Company’s website, and you should not consider it to be a part of this proxy statement.

Our Board adopted charters for the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board describing the authority and responsibilities delegated to each committee.
We post on our website https://ir.dwavesys.com the charters of each of our board committees and our Code of Conduct, and all disclosures that are required by law concerning any amendments or waivers thereto applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; and any other corporate governance materials contemplated by the Nasdaq listing requirements and SEC regulations. These documents are also available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at our executive offices set forth in this Annual Report on Form 10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our Common Shares to file reports of their ownership and changes in ownership of our Common Shares with the SEC. As a practical matter, we assist our directors and executive officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on our review of the reports filed during 2023 and related written representations, we determined that no director, executive officer, or beneficial owner of more than 10% of our Common Shares failed to file a report on a timely basis during 2023, except for one late Form 4 filing filed by the Company on behalf of Emil Michael to report two transactions.
Item 11. Executive Compensation
Summary Compensation Table
The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended December 31, 2023 and 2022 (the “NEOs”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Alan E. Baratz President & Chief Executive Officer, Director	2023	575,000	153,900	—	316,250	—	1,045,150
	2022	491,667	10,050,000	—	273,333	1,348	10,816,348
John M. Markovich Chief Financial Officer	2023	400,000	102,600	—	179,200	—	681,800
	2022	350,000	3,517,500	—	144,000	51	4,011,551
Diane Nguyen General Counsel	2023	255,000	43,790	—	86,400	—	385,190
	2022	N/A
(1)    The amounts reported in this column reflect the grant date fair value of restricted share unit awards made under the 2022 Plan to the NEOs listed in this table, computed in accordance with FASB ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 12 to the accompanying audited consolidated financial statements.
(2)    The amounts reported in this column reflect the grant date fair value of stock option awards made under the 2022 Plan and 2020 Plan to the NEOs, computed in accordance with ASC 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 12 to the accompanying audited consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Shares underlying such stock options.
(3)    For 2023, the amounts reported in this column reflect annual cash incentive earned by each NEO determined by the Company’s Compensation Committee. For 2022, the amounts reported in this column reflect the annual bonus payable as determined by the Compensation Committee.
(4)    For 2023 and 2022, the amounts reported in this column represent life insurance premiums paid by D-Wave for the benefit of the NEOs and represent a reimbursement to Dr. Baratz for tax accounting expenses.

Outstanding Equity Awards at Fiscal Year End
The following table presents information regarding outstanding equity awards held by our NEOs as of December 31, 2023. All awards were granted pursuant to the 2020 Plan or the 2022 Plan. Following the Merger, each option of D-Wave Systems granted under the 2020 plan became exercisable at its original option exercise price for 0.8896570 Common Shares. See the section titled “—Equity Compensation Plan Information – 2020 Plan and 2022 Plan” below for additional information.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(9)
Alan E. Baratz	2,920,208	—		0.81	5/5/2030	1,550,000(6)	1,364,000

John M. Markovich	938,390	562,996	(2)	0.82	8/20/2031	637,500(7)	561,000

Diane Nguyen	43,108	1,152	(3)	0.81	5/5/2030	178,672(8)	157,231
	7,601	1,517	(4)	0.81	11/17/2030
	34,475	18,904	(5)	0.82	8/20/2031
(1) Except as otherwise noted, these amounts represent Common Shares issuable upon exercise of previously granted options of D-Wave Systems, following the Merger.
(2) The remaining portion of the option vests in equal monthly installments on the 20th of each month through August 20, 2025.
(3) The remaining portion of the option vests in equal monthly installments on the 5th of each month through May 5, 2024.
(4) The remaining portion of the option vests in equal monthly installments on the 1st of each month through November 1, 2024.
(5) The remaining portion of the option vests in equal monthly installments on the 16th of each month through July 16, 2025.
(6) 500,000 of these restricted share units vest on second anniversary of the grant date of October 27, 2022. 750,000 of these restricted share units vest in equal tranches on the second and third anniversaries of the grant date of October 27, 2022. 300,000 of these restricted share units vest at a rate of 25% on the first anniversary of the grant date of March 27, 2023, with the remaining restricted share units vesting in twelve equal quarterly installments through March 27, 2027.
(7) 437,500 of these restricted share units vest in equal tranches on each of the second and third anniversaries of the grant date of October 27, 2022. 200,000 of these restricted shares units vest at a rate of 25% on the first anniversary of the grant date of March 27, 2023, with the remaining restricted share units vesting in twelve equal quarterly installments through March 27, 2027.
(8) 93,312 of these restricted share units vest in equal tranches on each of the second and third anniversaries of the grant date of October 13, 2022. 85,360 of these restricted shares units vest at a rate of 25% on the first anniversary of the grant date of March 27, 2023, with the remaining restricted share units vesting in twelve equal quarterly installments through March 27, 2027.
(9) The market value of these shares is based on the closing price of D-Wave Quantum on December 29, 2023 ($0.88 per share).

Employment Arrangements with Named Executive Officers
Alan E. Baratz. In January 2020, D-Wave Commercial Inc. (“D-Wave Commercial”), a wholly-owned subsidiary of D-Wave, entered into an amended and restated employment agreement with Dr. Baratz which governs the current terms of his employment as D-Wave’s President and Chief Executive Officer. Dr. Baratz is eligible to participate in our management bonus plan, with a target bonus percentage of 50% of his base salary, based on achievement of corporate objectives under our corporate bonus plan and personal objectives set by our Board of Directors. For 2021, D-Wave Systems’ bonus plan achievement was based on objectives directed at providing stockholder value, with elements including product and technology development, financial metrics and customer sales, and taking into account both individual and company-wide performance. Dr. Baratz is also eligible to participate in D-Wave Systems’ standard employee benefit plans and programs for D-Wave Systems’ US-based employees, and is entitled to reimbursement of up to $7,500 per year for reasonable tax accounting expenses. Dr. Baratz’s employment agreement also provided for a grant of options, which are no longer outstanding as a result of the D-Wave Systems 2020 recapitalization. Pursuant to his employment agreement, if Dr. Baratz’s employment is terminated by D-Wave Systems without cause, he is entitled to receive 12 months’ base salary as a severance payment. In addition, pursuant to Dr. Baratz’s option award agreements, (i) in the event of a change in control (as defined in the 2020 Plan), the portion of the option that is scheduled to vest in the immediately succeeding 24 months shall immediately vest, and the vesting date for the remaining unvested tranches of each outstanding option shall accelerate by 24 months, and (ii) in the event of his termination by D-Wave Systems without cause within the 12 month period following a change in control, the remaining unvested portion of his outstanding options shall fully vest. The completion of the Merger constituted a change in control for purposes of the 2020 Plan. The restrictive covenants in Dr. Baratz’s employment agreement include confidentiality, invention assignment and a one-year non-solicitation of employees.
On October 27, 2022, D-Wave Commercial and Dr. Baratz entered into an amendment (the “Amendment”) to the amended and restated employment agreement discussed above, to reflect updates to Dr. Baratz’s compensation arrangements as approved by the Board of Directors upon the recommendation of the Compensation Committee of the Board of Directors. Pursuant to the Amendment, D-Wave increased Dr. Baratz’s annual base salary to $575,000 per annum, effective as of September 1, 2022, and granted Dr. Baratz’s eligibility to participate in the D-Wave 2022 Bonus Plan and any future performance-based bonus plans that apply to D-Wave’s Chief Executive Officer. Effective as of September 1, 2022, Dr. Baratz’s on-target bonus under the D-Wave 2022 Bonus Plan is 100% of Dr. Baratz’s base salary, based on achievement of the corporate objectives under the plan, and personal objectives set by the Board of Directors. Certain changes were also made to the termination provisions of the amended and restated employment agreement to provide that, upon a termination without cause, D-Wave will provide twelve months’ base salary as a lump sum payment, twelve months base salary continuance, or a combination of the two, plus a lump sum target bonus payment, which will be equal to 100% of base salary, subject to certain conditions. In addition, subsequent to the close of the Merger, on October 27, 2022, Dr. Baratz was awarded a Long-Term Retention Award of 1,500,000 restricted stock units (“RSUs”), of which 50% vested on the first anniversary of the grant date and the remainder will vest in two, equal annual tranches over the remaining two years of the three-year vesting period). On October 27, 2022, Dr. Baratz was also awarded a Special Recognition Award of 1,000,000 RSUs, of which 50% vested on the first anniversary of the grant date and the remainder will vest on the second anniversary of the grant date. As part of the Company’s annual equity refresh program, Dr. Baratz was issued a grant of 300,000 RSUs, effective March 27,2023, of which 25% vest of these RSUs on the first anniversary of the grant date on March 27, 2024, with the remaining RSUs vesting in twelve, equal quarterly installments through March 27, 2027. Pursuant to these RSU award agreements, in the event of Dr. Baratz’s termination without cause, the portion of the award that would have vested in the next 12 months will vest immediately. On October 23, 2023, Dr. Baratz acknowledged and accepted the Company’s clawback policy. In consideration of this acknowledgement, the Company offered, and Dr. Baratz accepted, to have all stock option award agreements previously entered into between Dr. Baratz and the Company, as well as all future stock option award agreements, amended to amend the exercise period applicable after the termination of his employment with D-Wave Commercial Inc. from a 90-day period to a one-year period after the termination date. On January 10, 2024, as payment of Dr. Baratz’s bonus under the D-Wave 2022 Bonus Plan for the year ended December 31, 2023, Dr. Baratz was awarded 213,232 stock options and 170,469 RSUs. Both grants were issued as fully vested as of the date of the grants.

John M. Markovich. In August 2021, D-Wave Systems entered into an employment agreement with Mr. Markovich which governs the current terms of his employment as D-Wave’s Chief Financial Officer, as amended in September 2022. Mr. Markovich’s current annual base salary for 2023 is $400,000. Mr. Markovich is eligible to participate in any bonus plan that may be established for executive officers, with a target bonus percentage of 70% (effective September 1, 2022) of base salary, based on achievement of corporate objectives under our corporate bonus plan and personal objectives set by our Chief Executive Officer. For 2022, D-Wave’s bonus plan achievement was based on objectives directed at providing stockholder value, with elements including product and technology development, financial metrics and customer sales, and taking into account both individual and company-wide performance. Mr. Markovich’s employment agreement provides for a grant of 1,687,602 options (pursuant to the 2020 Plan), with vesting terms as described above in the Outstanding Equity Awards Table. In addition, subsequent to the close of the Merger, on October 27, 2022, Mr. Markovich was awarded an equity award of 875,000 RSUs, of 50% vested on the first anniversary of the grant date and the remainder will vest in two, equal annual tranches over the remaining two years of the three-year vesting period. As part of the Company’s annual equity refresh program, Mr. Markovich was issued an RSU grant of 200,000 awards effective March 27, 2023, of which 25% of these RSUs vest on the first anniversary of the grant date on March 27, 2024, and the remaining RSUs vesting in twelve, equal quarterly installments through March 27, 2027. Mr. Markovich is eligible to participate in D-Wave’s standard employee benefit plans and programs for D-Wave’s U.S.-based employees. Pursuant to his employment agreement, if Mr. Markovich’s employment is terminated by D-Wave without cause (as defined in his employment agreement), he is entitled to receive 12 months’ base salary as a severance payment. In addition, pursuant to Mr. Markovich’s equity award agreements, in the event of his termination by D-Wave without cause within the 12-month period following a change in control, the portion of his outstanding equity that would have vested in the next 24 months shall fully vest. On October 23, 2023, Mr. Markovich acknowledged and accepted the Company’s clawback policy. In consideration of this acknowledgement, the Company offered, and Mr. Markovich accepted, to have all stock option award agreements previously entered into between Mr. Markovich and the Company, as well as all future stock option award agreements, amended to amend the exercise period applicable after the termination of his employment with D-Wave Commercial Inc. from a 90-day period to a one-year period after the termination date. On January 10, 2024, as payment of Mr. Markovich’s bonus under the D-Wave 2022 Bonus Plan for the year ended December 31, 2023, Mr. Markovich was awarded 120,826 stock options and 96,661 RSUs. Both grants were issued as fully vested as of the date of the grants. The restrictive covenants in Mr. Markovich’s employment agreement include confidentiality, invention assignment and a one-year non-solicitation of employees.

Diane Nguyen. In June 2018, D-Wave Systems entered into an employment agreement with Ms. Nguyen which was subsequently terminated in March 2022 when Ms. Nguyen was transferred to D-Wave Systems' subsidiary D-Wave Commercial with which she entered into a subsequent employment agreement. This employment agreement was subsequently amended on September 20, 2022 and on July 10, 2023 in connection with her promotion to General Counsel. Ms. Nguyen’s annual base salary for 2023 was $225,000 and was increased to $270,000 effective May 1, 2023. Ms. Nguyen was eligible to participate in any bonus plan established for executive officers, with a target bonus percentage of 30% of base salary, based on the achievement of corporate objectives under our corporate bonus plan and personal objectives set by our Chief Executive Officer, until April 30, 2023. On May 1, 2023, Ms. Nguyen became eligible to participate in the new D-Wave Annual Incentive Plan (the “AIP”) and any performance-based incentive plan in a future year that applies to permanent full-time employees of the Company who are at the level of SVP. Ms. Nguyen’s on-target bonus under the AIP is 50% of her base salary pro-rated, based on achievement of the corporate objectives under the AIP and personal objectives as set by the CEO in relation to the AIP. For 2023, D-Wave's bonus achievement was based on individual and company-wide performance. Ms. Nguyen’s employment agreement provided for a grant of options, which are no longer outstanding as a result of the D-Wave Systems 2020 recapitalization. In addition, subsequent to the close of the Merger, on October 13, 2022, Ms. Nguyen was awarded an equity award of 186,624 RSUs, of 50% vested on the first anniversary of the grant date and the remainder will vest in two, equal annual tranches over the remaining two years of the three-year vesting period. As part of the Company’s annual equity refresh program, Ms. Nguyen was issued an RSU grant of 85,360 awards effective March 27, 2023, of which 25% of these RSUs vest on the first anniversary of the grant date on March 27, 2024, and the remaining RSUs vesting in twelve, equal quarterly installments through March 27, 2027. Ms. Nguyen is eligible to participate in D-Wave’s standard employee benefit plans and programs for D-Wave’s US-based employees. Pursuant to her employment agreement, if Ms. Nguyen’s employment is terminated by D-Wave without cause (as defined in her employment agreement), she is entitled to receive 6 months’ base salary as a severance payment. In addition, pursuant to Ms. Nguyen’s equity award agreements, in the event of her termination by D-Wave without cause within the 12-month period following a change in control, the portion of her outstanding equity that would have vested in the next 12 months shall fully vest. On October 23, 2023, Ms. Nguyen acknowledged and accepted the Company’s clawback policy. In consideration of this acknowledgement, the Company offered, and Ms. Nguyen accepted, to have all stock option award agreements previously entered into between Ms. Nguyen and the Company, as well as all future stock option award agreements, amended to amend the exercise period applicable after the termination of her employment with D-Wave Commercial Inc. from a 90-day period to a one-year period after the termination date. On January 10, 2024, as payment of Ms. Nguyen’s bonus under the D-Wave 2022 Bonus Plan for the year ended December 31, 2023, Ms. Nguyen was awarded 58,255 stock options and 46,604 RSUs. Both grants were issued as fully vested as of the date of the grants. The restrictive covenants in Ms. Nguyen's employment agreement include confidentiality, invention assignment and a one-year non-solicitation of employees.
Non-Employee Director Compensation

The annual director compensation is determined by the Board of Directors of the Company at its first meeting following each annual meeting of stockholders and covers the period starting from such annual meeting and ending at the next annual meeting. Unless a director is restricted from receiving any director compensation, our director compensation policy provides that each of our non-employee directors receives an annual cash retainer of $35,000, with our Chair of the Board of Directors, and the chairs of our Audit Committee and Compensation Committee each also receiving an additional annual cash retainer of $30,000, $20,000, and $15,000 respectively. In addition, each member of the Audit Committee, Compensation Committee and Nominating & Governance Committee, other than the chair of each such committee, receives an additional annual cash retainer of $8,000. We do not pay any meeting attendance fees. For the period from August 5, 2022 to June 8, 2023, the annual cash retainer was paid to each eligible director as a lump sum payment in 2022. For the period from June 8, 2023 to June 6, 2024, the annual cash retainer is being paid to each eligible director by four equal quarterly instalments. Each of our eligible non-employee directors also receives an annual equity-based grant of RSUs valued at $140,000, which generally vests annually; however, the initial annual grants were prorated to reflect service from August 2022 through May 2023 (and which vested as of the date of the 2023 annual stockholder meeting). During 2023, D-Wave granted equity to its eligible non-employee directors as described below, such grants vesting on May 31 2024. New eligible non-employee directors also receive an initial grant of 7,500 RSUs, which will vest on May 31, 2024. Vesting is subject to continued service on the Board of Directors through the relevant vesting date. Commencing with compensation earned in respect of service following our Annual Meeting, our eligible non-employee directors will be permitted to elect to receive RSUs in lieu of cash compensation.

The following table sets forth information concerning the compensation of D-Wave’s non-employee directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Amy Cappellanti-Wolf	37,500	140,000	—	177,500
Emil Michael	32,250	140,000	—	172,250
Kirstjen Nielsen	—	—	—	—
Philip Adam Smalley III	—	—	—	—
Steven M. West	54,750	140,000		194,750
Roger Biscay	41,250	140,000	—	181,250
Ziv Ehrenfeld	—	—	—	—
(1)RSUs awarded and vest 100% on May 31, 2024.
The table below shows for each non-employee director who was serving, and held outstanding equity awards, as of December 31, 2023, the aggregate number of equity awards held by each such non-employee director as of such date.

Name	Shares Underlying Options Outstanding at Fiscal Year End (#)	Stock Awards Outstanding at Fiscal Year End (#) (1)
Amy Cappellanti-Wolf	-	75,675
Emil Michael	-	75,675
Kirstjen Nielsen	-	-
Philip Adam Smalley III	-	-
Steven M. West	311,973	75,675
Roger Biscay	-	75,675
Ziv Ehrenfeld	-	-
(1)RSUs awarded and vest 100% on May 31, 2024.
The Board of Directors and Nominating and Governance Committee expect to review director compensation periodically to ensure that director compensation remains competitive such that D-Wave is able to recruit and retain qualified directors.
Clawback Policy
The Board adopted a clawback policy (the “Clawback Policy”) in compliance with NYSE requirements. In general, the Clawback Policy requires the Company to recover, in a reasonably prompt manner, covered compensation erroneously awarded to a covered officer in the event of an accounting restatement, without regard to any taxes paid. “Erroneously Awarded Compensation” is generally the amount of incentive-based compensation received by the covered officer, during an applicable three fiscal year recovery period immediately preceding an accounting restatement trigger date (but on or after October 2, 2023), that exceeds the amount of incentive-based compensation that otherwise would have been received during such period had it been determined based on the relevant restated amounts. “Incentive-Based Compensation” is generally compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure, and “financial reporting measure” includes stock price and total shareholder return. “Accounting Restatement” means any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

Under the Clawback Policy, the Company generally is not required to recover such excess compensation if the Compensation Committee has made a determination that recovery would be impracticable and (i) the Company has already attempted to recover such amount but the direct expense paid to a third party to assist in enforcing the Clawback Policy would exceed the amount to be recovered, (ii) recovery would violate applicable home country law that was adopted prior to November 28, 2022, or (iii) recovery would likely cause an otherwise tax-qualified retirement plan to fail to meet the requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or “Code”). The Company may not indemnify any such covered officer against the loss of such recovered compensation.
Recovery of Erroneously Awarded Compensation
On January 30, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company's management and its current and former independent registered public accounting firms, determined that the Company’s (i) audited financial statements included in the Company’s Annual Reports on Form 10-K for the periods ended December 31, 2022, 2021, and 2020 (the "Audited Financial Statements"), filed with the SEC on April 18, 2023 and (ii) unaudited financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending September 30, 2023, June 30, 2023, and March 31, 2023 (the "unaudited Financial Statements," and together with the Audited Financial Statements, the "Financial Statements"), filed with the SEC on November 9, 2023, August 10, 2023, and May 10, 2023, respectively, as well as the Registration Statements on Forms S-1 and S-4 (Registration Nos. 333-269732, 333-267126, 333-267124 and 333-263573) initially filed with the SEC on February 13, 2023, August 29, 2022, August 29, 2022, and March 15, 2022, respectively which include the Financial Statements (collectively, the “Affected Periods”), as well as the relevant portions of any communication which describe or are based on the Financial Statements, should no longer be relied upon. The Company has restated the Financial Statements for the Affected periods in amendments to the Form 10-K, the Q1 2023 Form 10-Q, the Q2 2023 Form 10-Q, and the Q3 2023 Form 10-Q, respectively (collectively, the “2023 Restatement”). The 2023 Restatement mainly impacts non-cash and non-operating components of other income (expense) and net loss on the consolidated statements of operations and research incentives receivable and loans payable on the consolidated balance sheets. The 2023 Restatement does not affect any of the Company’s key business metrics or compliance with any financial covenants.
The 2023 Restatement does not have any impact on management's or other employees' compensation, as incentive compensation plans were based on the attainment of certain operating metrics and operational goals unaffected by the adjustments.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Security Ownership Table
The following sets forth the beneficial ownership of the Company’s Common Shares as of March 25, 2024 by:
⮚each person who is known to be the beneficial owner of more than 5% of the outstanding Common Shares;
⮚each of the Company’s current named executive officers, directors and director nominees; and
⮚all current executive officers and directors of the Company as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 25, 2024.
The beneficial ownership of the Company is based on 161,682,124 Common Shares issued and outstanding as of March 25, 2024. In computing the number of Common Shares beneficially owned by a person and the percentage ownership of such person, all Common Shares issuable pursuant to (i) Warrants, (ii) D-Wave Options and (iii) D-Wave Warrants, in each case that are currently exercisable or exercisable within 60 days of March 25, 2024, are included. However, such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Other than Warrants, D-Wave Options and D-Wave Warrants exercisable within 60 days of March 25, 2024 by a particular holder, which are reflected as described above, the beneficial ownership information below assumes no exercises of such securities.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Common Shares beneficially owned by them. To our knowledge, no Common Shares beneficially owned by any executive officer or director have been pledged as security.
The beneficial ownership information below excludes Common Shares reserved for issuance under the 2022 Plan or the ESPP, any Common Shares that may be sold under the Purchase Agreement subsequent to March 25, 2024, assumes that all Exchangeable Shares in the capital of D-Wave Quantum Technologies have been exchanged for Common Shares and assumes no exercise of the underwriters’ option to purchase additional Common Shares.

Beneficial Owner	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
Directors and Executive Officers of D-Wave Quantum(1)
Alan Baratz(2)	4,103,409	2.49%
John M. Markovich(2)	1,585,947	*
Diane Nguyen(2)	290,133	*
Steven M. West(3)	390,653	*
Emil Michael(4)	3,632,295	2.21%
Philip Adam Smalley III	—	*
Roger Biscay	36,521	*
Amy Cappellanti-Wolf	36,521	*
Kirstjen Nielsen	—	*
Ziv Ehrenfeld	—	*
All Directors and Executive Officers of D-Wave Quantum as a Group (10 individuals)(5)	10,075,479	5.95%
Five Percent Holders of D-Wave Quantum
PSP(6)	59,431,311	36.76%
* Less than one percent.
(1)    Unless otherwise noted, the business address of each of the following entities or individuals is D-Wave Quantum Inc., 3033 Beta Avenue, Burnaby, British Columbia V5G 4M9, Canada.
(2)    Includes Common Shares underlying D-Wave Options.
(3)    Includes Common Shares held by Emerging Company Partners LLC, an entity controlled by Steven M. West and Common Shares underlying D-Wave Options.
(4)    Includes Common Shares of which each of Mr. Michael and the Emil Michael Living Trust dated 7/28/2017 (the “Trust”) is the record holder and 2,708,894 Common Shares underlying Warrants issued to the Sponsor in the Merger in exchange for Private Warrants and distributed to Mr. Michael on August 22, 2023, which Warrants were exercisable as of September 4, 2022. Mr. Michael is the trustee of the Trust, and, as such, has voting and dispositive power over the securities held by the Trust and may be deemed to have beneficial ownership of such securities. Mr. Michael disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(5)    Includes Common Shares underlying D-Wave Options, Warrants and Exchangeable Shares.
(6)    Based on Schedule 13G filed on February 14, 2023 in which PSP reported that, as of December 31, 2022, it had sole voting power and sole dispositive power over 59,431,311 Common Shares and Common Shares underlying Exchangeable Shares. PSP is a Canadian Crown corporation with a share capital created by a special act of Legislature in Canada on September 14, 1999. All the shares of PSP are held by the President of Treasury Board on behalf of his Majesty in Right of Canada, in accordance with the Public Sector Pension Investment Board Act, S.C. 1999, c.34, as amended from time to time. Deborah K. Orida, the CEO of PSP, has authority to vote and dispose of the shares held by PSP. The business address for PSP is 1250 René-Lévesque Boulevard West, Suite 1400, Montréal, Québec, Canada H3B 5E9. On September 26, 2022, D-Wave Quantum and PSP entered into the PSP Side Letter Agreement (as described in the section entitled “Certain Relationships and Related Person Transactions).
Equity Compensation Plan Information
Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as D-Wave believes it is important to maintain a strong link between executive incentives and the creation of stockholder value. D-Wave believes that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. Following the Merger, the 2022 Plan, which is described below, became an important element of our compensation arrangements for our executives and directors. Our executives (including our NEOs) are also eligible to participate in the ESPP described below. Prior to the Merger, D-Wave Systems granted equity-

based compensation pursuant to its 2020 Plan, described below.
2022 Equity Incentive Plan ("2022 Plan")
The following summary describes the material terms of the 2022 Plan, which was adopted by the Company in connection with the Merger.
Administration. The Compensation Committee of our Board of Directors (or subcommittee thereof) administers the 2022 Plan. The Compensation Committee has the authority to determine the terms and conditions of any agreements evidencing any awards granted under the 2022 Plan and to adopt, alter and repeal rules, guidelines and practices relating to the 2022 Plan. The Compensation Committee has full discretion to administer and interpret the 2022 Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.
Eligibility. Any current or prospective employees, directors, officers, consultants or advisors of the Company who are selected by the compensation committee are eligible for awards under the 2022 Plan. The Compensation Committee has the sole and complete authority to determine who will be granted an award under the 2022 Plan.
Number of Shares Authorized. Pursuant to the 2022 Plan, we have reserved 16,965,849 Common Shares for issuance of awards to be granted thereunder, subject to an annual increase on January 1st of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (a) 5% of the fully-diluted number of Common Shares outstanding on December 31st of the immediately preceding calendar year (inclusive of the share reserve under the ESPP and the 2022 Plan (or any successor to either of the foregoing)) and (b) such smaller number of shares as is determined by our Board of Directors (the “Share Pool”). The number of shares that may be issued with respect to incentive stock options under the 2022 Plan is equal to three times the number of shares initially reserved in the Share Pool. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the 2022 Plan during any one fiscal year, taken together with any cash fees paid to such non-employee director during such fiscal year, in respect of service as a member of the Board of Directors during such year will be $750,000 (or, $1,000,000 in the event such non-employee director is first appointed or elected to the Board of Directors during such fiscal year); provided that the foregoing limitation shall not apply to compensation approved by the other non-employee members of the Board of Directors to be provided to a non-employee member of the Board of Directors in respect of their service as an employee or consultant (including as an interim officer). Shares may be issued in connection with a merger or acquisition as permitted by, as applicable, the NYSE and its applicable rules and guidance, and such issuance will not reduce the number of shares available for issuance under the 2022 Plan. The following actions do not reduce the number of shares available for issuance under the 2022 Plan: (1) the expiration or termination of any portion of an award without the shares covered by such portion of the award having been issued, (2) the settlement of any portion of an award in cash, (3) the withholding of shares that would otherwise be issued by the Company to satisfy the exercise, strike or purchase price of an award; or (4) the withholding of shares that would otherwise be issued by the Company to satisfy a tax withholding obligation in connection with an award. The following shares will be added back and again become available for issuance under the 2022 Plan: (1) any shares that are forfeited back to or repurchased by the Company because of a failure to meet a contingency or condition required for the vesting of such shares; (2) any shares that are reacquired by the Company to satisfy the exercise, strike or purchase price of an award; and (3) any shares that are reacquired by the Company to satisfy a tax withholding obligation in connection with an award.
Change in Capitalization. If there is a change in our capitalization in the event of a stock or extraordinary cash dividend, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, split-off, spin-off, combination, repurchase or exchange of Common Shares or other relevant change in capitalization (including a change in control, as defined in 2022 Plan) or applicable law or circumstances, such that the Compensation Committee determines that an adjustment to the terms of the 2022 Plan (or awards thereunder) is necessary or appropriate, then the Compensation Committee shall make adjustments in a manner that it deems equitable, including by: (i) adjusting the number of shares reserved for issuance under the 2022 Plan, the number of shares covered by awards then outstanding under the 2022 Plan, the limitations on awards under the 2022 Plan, the exercise price of outstanding options, the strike price of outstanding stock appreciation rights or any applicable performance measures or criteria; (ii) providing for a substitution or assumption of awards under the 2022 Plan; (iii) accelerating the delivery, vesting and/or exercisability of, lapse of restrictions and/or other conditions on, or termination of, awards under the 2022 Plan; (iv) providing for a period of time not exceeding ten (10) days for the exercise of awards under the 2022 Plan prior to the occurrence of such event; (v) cancelling any awards under the 2022 Plan in exchange for consideration equal to value of the underlying award; or (vi) such other equitable substitution or adjustments as the compensation committee may determine appropriate.

Awards Available for Grant. The Compensation Committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights (“SARs”), restricted stock awards, RSUs, other stock-based awards, other cash-based awards, deferred awards or any combination of the foregoing. Awards may be granted under the 2022 Plan in assumption of, or in substitution for, outstanding awards previously granted by an entity acquired by the Company or with which the Company combines, which are referred to herein as “Substitute Awards.”
Stock Options. The Compensation Committee is authorized to grant options to purchase Common Shares that are either “qualified,” meaning they are intended to satisfy the requirements of Section 422 of the Code for incentive stock options, or “nonqualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. All options granted under the 2022 Plan shall be nonqualified unless the applicable award agreement expressly states that the option is intended to be an incentive stock option. Options granted under the 2022 Plan will be subject to the terms and conditions established by the Compensation Committee. Under the terms of the 2022 Plan, the exercise price of the options will not be less than the fair market value (or 110% of the fair market value in the case of a qualified option granted to a 10% shareholder) of our Common Shares at the time of grant (except with respect to Substitute Awards). Options granted under the 2022 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2022 Plan will be 10 years from the date of grant (or five years in the case of a qualified option granted to a 10% shareholder), provided that if the term of a nonqualified option would expire at a time when trading in Common Shares is prohibited by the Company’s insider trading policy, the option’s term may be extended automatically until the 30th day following the expiration of such prohibition (as long as such extension shall not violate Section 409A of the Code). Payment in respect of the exercise of an option may be made in cash, by check, by cash equivalent, or by such other method as the compensation committee may permit in its sole discretion, including: (i) by delivery of other property (including previously owned shares that are not subject to any pledge or other security interest) having a fair market value equal to the exercise price and all applicable required withholding taxes; (ii) if there is a public market for Common Shares at such time, by means of a broker-assisted cashless exercise mechanism; or (iii) by means of a “net exercise” procedure effected by withholding the minimum number of shares otherwise deliverable in respect of an option that are needed to pay the exercise price and all applicable required withholding taxes, based upon the fair market value of the withheld shares on the date of exercise. In all events of cashless or net exercise, any fractional Common Shares will be settled in cash.
Stock Appreciation Rights. The Compensation Committee is authorized to award SARs under the 2022 Plan. SARs will be subject to the terms and conditions established by the Compensation Committee. A SAR is a contractual right that allows a participant to receive, in the form of either cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An option granted under the 2022 Plan may include SARs, and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs, including with respect to vesting and expiration. Except as otherwise provided by the Compensation Committee (in the case of Substitute Awards or SARs granted in tandem with previously granted options), the strike price per Common Share underlying each SAR shall not be less than 100% of the fair market value of such share, determined as of the date of grant and the maximum term of a SAR granted under the 2022 Plan will be 10 years from the date of grant; provided that if the term of a SAR would expire at a time when trading in Common Shares is prohibited by the Company’s insider trading policy, the SAR’s term may be extended automatically until the 30th day following the expiration of such prohibition (as long as such extension shall not violate Section 409A of the Code).
Restricted Stock. The Compensation Committee is authorized to grant restricted stock under the 2022 Plan, which will be subject to the terms and conditions established by the Compensation Committee. Restricted stock is Common Shares that are generally non-transferable and are subject to other restrictions determined by the Compensation Committee for a specified period. Any accumulated dividends will be payable at the same time that the underlying restricted stock vests.
Restricted Stock Unit Awards. The Compensation Committee is authorized to grant RSU awards, which will be subject to the terms and conditions established by the Compensation Committee. An RSU award, once vested, may be settled in a number of our Common Shares equal to the number of units earned, in cash equal to the fair market value of the number of Common Shares earned in respect of such RSU award or in a combination of the foregoing, at the election of the Compensation Committee. RSUs may be settled at the expiration of the period over which the units are to be earned or at a later date selected by the Compensation Committee. To the extent provided in an award agreement, the holder of outstanding RSUs shall be entitled to be credited with dividend equivalent payments upon the payment by us of dividends on Common Shares, which accumulated dividend equivalents shall be payable at the same time that the underlying RSUs are settled.

Other Stock-Based Awards and Other Cash-Based Awards. The Compensation Committee is authorized to grant awards of unrestricted shares of Common Shares, rights to receive grants of awards at a future date, other awards denominated in Common Shares, or awards that provide for cash payments based in whole or in part on the value of Common Shares under such terms and conditions as the Compensation Committee may determine and as set forth in the applicable award agreement.
Deferred Awards. The Compensation Committee is authorized, subject to limitations under applicable law, to grant to participants deferred awards, which may be a right to receive shares or cash under the 2022 Plan (either independently or as an element of or supplement to any other award under the 2022 Plan), including, as may be required by any applicable law or regulations or determined by the Compensation Committee, in lieu of any annual bonus, commission or retainer that may be payable to a participant under any applicable, bonus, commission or retainer plan or arrangement, under such terms and conditions as the Compensation Committee may determine and as set forth in the applicable award agreement.
Effect of a Change in Control. The following provisions shall apply only in the case an award agreement specifically provided that they will apply. Unless otherwise provided in an award agreement, or any applicable employment, consulting, change in control, severance or other agreement between us and a participant, in the event of a change in control (as defined in the 2022 Plan): (i) if the acquirer or successor company in such change in control has agreed to provide for the substitution, assumption, exchange or other continuation of awards, then, if the participant’s employment with or service to the Company is terminated by the Company without cause (and other than due to death or disability) on or within 12 months following a change in control, then unless otherwise provided by the Committee, all options and SARs held by such participant shall become immediately exercisable with respect to 100% of the shares subject to such options and SARs, and the restricted period (and any other conditions) shall expire immediately with respect to 100% of the shares of restricted stock and RSUs and any other awards (other than another cash-based award) held by such participant (including a waiver of any applicable performance conditions); provided that if the vesting or exercisability of any award would otherwise be subject to the achievement of performance conditions, the portion of such award that shall become fully vested and immediately exercisable shall be based on the assumed achievement of actual or target performance as determined by the Compensation Committee; (ii) if the acquirer or successor company in such change in control has not agreed to provide for the substitution, assumption, exchange or other continuation of awards, then unless otherwise provided by the Compensation Committee, all options and SARs held by such participant shall become immediately exercisable with respect to 100% of the shares subject to such options and SARs, and the restricted period (and any other conditions) shall expire immediately with respect to 100% of the shares of restricted stock and RSUs and any other awards (other than another cash-based award) held by such participant (including a waiver of any applicable performance conditions); provided that if the vesting or exercisability of any award would otherwise be subject to the achievement of performance conditions, the portion of such award that shall become fully vested and immediately exercisable shall be based on the assumed achievement of actual or target performance as determined by the compensation committee; and (iii) in addition, the Compensation Committee may upon at least ten (10) days’ advance notice to the affected participants, cancel any outstanding award and pay to the holders thereof, in cash, securities or other property (including of the acquiring or successor company), or any combination thereof, the value of such awards based upon the price per share received or to be received by other stockholders of the Company in the event (it being understood that any option or SAR having a per-share exercise or hurdle price equal to, or in excess of, the fair market value (as of the date specified by the compensation committee) of a share subject thereto may be canceled and terminated without any payment or consideration therefor).
Nontransferability. Each award may be exercised during the participant’s lifetime by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative. No award may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution unless the Compensation Committee permits the award to be transferred to a permitted transferee (as defined in the 2022 Plan).

Amendment. The 2022 Plan will have a term of 10 years. The Board of Directors may amend, suspend or terminate the 2022 Plan at any time, subject to shareholder approval if necessary to comply with any tax, exchange rules, or other applicable regulatory requirement. No amendment, suspension or termination will materially and adversely affect the rights of any participant or recipient of any award without the consent of the participant or recipient. The Compensation Committee may, to the extent consistent with the terms of any applicable award agreement, waive any conditions or rights under, amend any terms of, or alter, suspend, discontinue, cancel or terminate, any award theretofore granted or the associated award agreement, prospectively or retroactively; provided that any such waiver, amendment, alteration, suspension, discontinuance, cancellation or termination that would materially and adversely affect the rights of any participant with respect to any award theretofore granted will not to that extent be effective without the consent of the affected participant. Unless otherwise required by applicable law, no shareholder approval will be required for any of the following amendments: (i) reducing the exercise price of any option or the strike price of any SAR; (ii) cancelling any outstanding option and replacing it with a new option (with a lower exercise price) or cancelling any SAR and replacing with a new SAR (with a lower strike price) or, in each case, with another award or cash in a manner that would be treated as a repricing (for compensation disclosure or accounting purposes); (iii) taking any other action considered a repricing for purposes of the shareholder approval rules of the applicable securities exchange on which our Common Shares are listed; and (iv) cancelling any outstanding option or SAR that has a per-share exercise price or strike price (as applicable) at or above the fair market value of a Common Share on the date of cancellation and paying any consideration to the holder thereof.
Clawback/Forfeiture. Awards may be subject to clawback or forfeiture to the extent (i) the participant engaged in or engages in activity that is in conflict with or adverse to the interests of the Company, including fraud or conduct contributing to any financial restatements or irregularities; (ii) the participant violates a non-competition, non-solicitation, non-disparagement or non-disclosure covenant or agreement with the Company; (iii) the participant is terminated for Cause (as defined in the 2022 Plan); (iv) required by applicable law (including, without limitation, Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act) and/or the rules and regulations of NYSE or other applicable securities exchange; or (v) if so required pursuant to a written policy adopted by the Company or the provisions of an award agreement. In addition, the Compensation Committee will have full authority to implement any policies and procedures necessary to comply with Section 10D of the Exchange Act and any rules promulgated thereunder and any other regulatory regimes.
2022 Employee Stock Purchase Plan (“ESPP”)
The following summary describes the material terms of the ESPP, which was adopted by the Company in connection with the Merger.
Administration. The Compensation Committee of our Board of Directors (or any person or institution selected by the Compensation Committee) will administer the ESPP. The ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase Common Shares on specified dates during such offerings. Under the ESPP, the plan administrator has full discretion to administer and interpret the ESPP and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the duration, frequency, start date and end dates of offering periods. The ESPP includes two components: a 423 Component and a Non-423 Component. The Company intends that the 423 Component will qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the Code. Except as otherwise provided in the ESPP or determined by our Board of Directors, the Non-423 Component will operate and be administered in the same manner as the 423 Component.
Eligibility. Generally, all regular employees, including executive officers, employed by the Company or one of the Company’s designated subsidiaries, will be eligible to participate in the ESPP and may contribute, normally through payroll deductions, an aggregate amount equal to their contribution for the purchase Common Shares under the ESPP. Unless otherwise determined by the plan administrator, Common Shares will be purchased for the accounts of employees participating in the ESPP at a price per share equal to not less than the lesser of (i) 85% of the fair market value of a Common Share on the first trading date of an offering or (ii) 85% of the fair market value of a Common Share on the date of purchase. The administrator may impose different eligibility requirements with respect to the Non-423 Component.

Number of Shares Authorized. Pursuant to the ESPP, we have reserved 8,036,455 Common Shares, subject to an annual increase on January 1st of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (a) 1% of the fully-diluted number of Common Shares outstanding on December 31st of the immediately preceding calendar year (inclusive of the share reserve under the ESPP and the 2022 Plan (or any successor to either of the foregoing)), (b) 1,607,291 shares and (c) such smaller number of shares as is determined by our board of directors. For the avoidance of doubt, up to the maximum number of shares reserve under the ESPP may be used to satisfy purchases of shares under the 423 Component of the ESPP and any remaining portion may be used to satisfy purchases of shares under the Non-423 Component.
Limitations. Employees may have to satisfy one or more of the following service requirements before participating in the 423 Component of the ESPP, as determined by the plan administrator, including: (i) being customarily employed for more than 20 hours per week; (ii) being customarily employed for more than five months per calendar year; or (iii) classified as an employee for tax purposes. No employee will be eligible for the grant of any purchase rights under the 423 Component of the ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our capital stock measured by vote or value pursuant to Section 424(d) of the Code.
Changes to Capital Structure. In the event that there occurs a change in the Company’s capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other similar equity restructuring transactions, the plan administrator will make appropriate adjustments to (i) the class(es) and maximum number of shares reserved under the ESPP, (ii) the class(es) and maximum number of shares by which the share reserve may increase automatically each year, (iii) the class(es) and maximum number of shares and purchase price applicable to all outstanding offerings and purchase rights and (iv) the class(es) and number of shares that are subject to purchase limits under ongoing offerings.
Corporate Transactions. In the event of a corporate transaction, as defined in the ESPP, any then-outstanding rights to purchase shares under the ESPP may be assumed, continued or substituted by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute such purchase rights, then each offering period in progress will be shortened and a new purchase date will be set by the Compensation Committee, and such purchase rights will terminate immediately.
ESPP Amendment or Termination. Our Board of Directors has the authority to amend or terminate the ESPP, provided that, except in certain circumstances, such amendment or termination may not materially and adversely affect any outstanding purchase rights without the holder’s consent. The Company must obtain shareholder approval of any amendment to the ESPP to the extent required by applicable law or listing rules.
2020 Equity Incentive Plan ("2020 Plan")
The following summary describes the material terms of the 2020 Plan, which was adopted by the D-Wave Systems board of directors in 2020.
Purpose. The purpose of the 2020 Plan was to provide eligible participants an opportunity from time to time to acquire a proprietary interest in D-Wave Systems and to develop the interest of eligible participants in the growth and development of D-Wave Systems, providing an incentive to eligible participants to further the success of D-Wave Systems, attracting and retaining eligible participants, and rewarding eligible participants with the benefits associated with having a proprietary interest in D-Wave Systems. Employees, officers, directors and consultants of D-Wave Systems or its affiliates were eligible to participate in the 2020 Plan to the extent approved by the Compensation Committee of D-Wave or the Board of Directors of D-Wave.

Administration. The 2020 Plan is administered by the Board of Directors or the Compensation Committee. The Board of Directors or the Compensation Committee may issue rules and regulations for administration of the 2020 Plan. The Board of Directors or Compensation Committee, as applicable, has the authority to implement and carry out the 2020 Plan, including without limitation, the authority to determine the participants to whom awards will be granted; determine the type or types of awards to be granted under the 2020 Plan; determine the number of shares to be issuable pursuant to (or with respect to which payments, rights or other matters are to be calculated in connection with) awards; determine the terms and conditions of any award, determine whether, to what extent and under what circumstances awards may be settled or exercised in cash, shares, other awards, other property, net settlement, cashless exercise, broker-assisted cashless exercise or any combination thereof, or cancelled, forfeited or suspended, and the method or methods by which awards may be settled, exercised, cancelled, forfeited or suspended; determine whether, to what extent and under what circumstances cash, shares, other awards, other property and other amounts payable with respect to an award under the 2020 Plan shall be deferred either automatically or at the election of the holder thereof or of the Compensation Committee; interpret and administer the 2020 Plan; establish, amend, suspend or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the 2020 Plan; grant waivers, amend or modify an award, and correct any defect or reconcile any inconsistency with the 2020 Plan or an award; and make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of the 2020 Plan.
Grants of Awards. The Board of Directors may, at any time, subject to the terms of the 2020 Plan, grant to a participant an award or awards in respect of the number of shares the Board of Directors determines and the Board may specify the grant date, exercise price, vesting timing and conditions, expiration date and such other terms and conditions of the award. The exercise price per share purchasable under an award is determined by the Board of Directors at the time of grant, provided, that, except in the case of substitute awards, such exercise price shall not be less than the fair market value of a share on the date of grant of such award.
Share Reserve. Subject to adjustments for changes in capitalization, the maximum number of shares available for grant under the 2020 Plan and all other plans of a similar nature will not exceed 15% of the aggregate D-Wave Systems shares, on a fully diluted basis. If an award expires, terminates, is surrendered, is cancelled or otherwise becomes unexercisable without having been exercised in full (a “Surrendering Event”), such shares will be available for future grant, the maximum number of shares that may be issued upon the exercise of awards as well as the maximum number of shares that may be issued upon the exercise of incentive stock options will not exceed 15% of the aggregate D-Wave Systems shares, on a fully diluted basis on the date of adoption of the plan, plus, to the extent allowable under Section 422 of the Code and the Treasury Regulations promulgated thereunder, any shares that become available for issuance under the 2020 Plan as a result of a Surrendering Event. Any shares delivered pursuant to an award may consist, in whole or in part, of authorized and unissued shares or shares acquired by D-Wave Systems.
Options. The term of an option may be determined by the Board of Directors, but in any event, subject to accelerated termination of an option and other early termination as provided for in the 2020 Plan or an award agreement, each option will expire on the earlier of the expiration date; and the tenth anniversary of the date that the shares become publicly listed for trading on a securities exchange, provided that the Board of Directors may (but shall not be required to) provide in an award agreement for an extension of the expiration date of the award in the event the exercise of the option would be prohibited by law at the time of expiration pursuant to the terms of the award agreement or this
Vesting and Exercise. Each option will vest in accordance with the vesting schedule as determined by the Board of Directors. The Board of Directors has the discretion to accelerate the date upon which any portion of any option may vest. The consideration to be paid for the shares to be issued upon exercise of an option, including the method of payment, shall be determined by the Compensation Committee. Such consideration may be paid by: (i) cash or certified check or combination thereof; (ii) net settlement or broker-assisted cashless exercise; or (iii) to the extent expressly permitted by the Compensation Committee, (A) except for an award holder that is resident in Canada, other shares which have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which said option shall be exercised; or (B) such other consideration and method of payment for the issuance of shares to the extent permitted by applicable laws. Following the Merger, each option previously granted under the 2020 plan became exercisable for 0.8896570 Common Shares.
Share Appreciation Rights (“SARs”). The exercise price or hurdle price per share under a SAR shall be determined by the Compensation Committee; provided, however, that, except in the case of substitute awards, such exercise price or hurdle price shall not be less than the fair market value of a share on the date of grant of such SAR. The term of each SAR shall be fixed by the Compensation Committee but shall not exceed 10 years from the date of grant of such SAR. The Compensation Committee shall determine the time or times at which a SAR may vest and/or be exercised or settled in whole or in part. The Compensation Committee may specify in an award agreement that an “in- the-money” SAR shall be automatically exercised on its expiration date.

Restricted Shares. D-Wave may grant restricted shares in such number and at such times as the Committee may, in its sole discretion, determine, as a bonus or similar payment in respect of services rendered by the participant for a fiscal year of D-Wave or otherwise as compensation, including as an incentive for future performance by the participant. The award agreement for awards of restricted shares shall specify the vesting schedule; the exercise price, which, to the extent required by applicable law, will not be less than the par value of a share; the consideration permissible for the payment of the purchase price of the restricted shares, which shall be satisfied in one of the following ways: (i) in cash at the time of purchase; (ii) by services rendered or to be rendered to D-Wave; or (iii) in any other form of legal consideration that may be acceptable to the Board of Directors; and transferability. Restricted shares shall be subject to such restrictions as the Compensation Committee may impose (including any limitation on the right to vote a share of restricted shares or the right to receive any dividend, dividend equivalent or other right), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise, as the Compensation Committee may deem appropriate.
Restricted Share Units. The Compensation Committee may grant RSUs in such number and at such times as the Compensation Committee may, in its sole discretion, determine, as a bonus or similar payment in respect of services rendered by a participant for a fiscal year of D-Wave or otherwise as compensation, including as an incentive for future performance by a participant. The award agreement shall specify the vesting schedule and the delivery schedule (which may include deferred delivery later than the vesting date). RSUs shall be subject to such restrictions as the Compensation Committee may impose, which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise, as the Compensation Committee may deem appropriate. Dividend equivalents may be credited in respect of RSUs, as the Compensation Committee deems appropriate. Such dividend equivalents may be converted into additional RSUs by dividing (1) the aggregate amount or value of the dividends paid with respect to that number of shares equal to the number of RSUs then credited by (2) the fair market value per share on the payment date for such dividend. The additional RSUs credited by reason of such dividend equivalents will be subject to all the terms and conditions of the underlying RSUs to which they relate. A director that is not an employee and is subject to Canadian taxation shall not be entitled to receive RSUs.
Performance Awards. The Compensation Committee is authorized to grant performance awards in such number and at such times as the Compensation Committee may, in its sole discretion, determine, as a bonus or similar payment in respect of services rendered by the participant for a fiscal year of D-Wave or otherwise as compensation, including as an incentive for future performance by the participant. Performance awards may be denominated as a cash amount, number of shares or a combination thereof and are awards which may be earned upon achievement or satisfaction of performance conditions specified by the Compensation Committee. In addition, the Compensation Committee may specify that any other award shall constitute a performance award by conditioning the right of an award holder to exercise the award or have it settled or vest, and the timing thereof, upon achievement or satisfaction of such performance conditions as may be specified by the Compensation Committee. The Compensation Committee may use such business criteria and other measures of performance as it may deem appropriate in establishing any performance conditions. Subject to the terms of the 2020 Plan, the performance goals to be achieved during any performance period, the length of any performance period, the termination provisions, the amount of any performance award granted and the amount of any payment or transfer to be made pursuant to any performance award shall be determined by the Compensation Committee. Performance awards will be settled only after the end of the relevant performance period. The Compensation Committee shall specify the circumstances in which, and the extent to which, performance awards shall be paid or forfeited in the event of an award holder’s termination.
Other Share-Based Awards. The Compensation Committee is authorized, subject to limitations under applicable law, to grant to participants such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares or factors that may influence the value of shares, including convertible or exchangeable debt securities, other rights convertible or exchangeable into shares, purchase rights for shares, awards with value and payment contingent upon performance of D-Wave or business units thereof or any other factors designated by the Compensation Committee. The Compensation Committee shall determine the terms and conditions of such awards. shares delivered pursuant to an award in the nature of a purchase right granted shall be purchased for such consideration, paid for at such times, by such methods and in such forms, including cash, shares, other awards, other property, or any combination thereof, as the Compensation Committee shall determine. Cash awards, as an element of or supplement to any other award under the 2020 Plan, may also be granted.

Treatment on Termination. If an award holder’s employment or service as a director or a consultant terminates for any reason, voluntarily or involuntarily, any part of an award that has not vested will immediately cease vesting on the termination date and the award holder will not be entitled to any compensation in respect of any part of an award that has not vested. In the case of employees: upon termination of their employment for cause, the award will expire immediately; upon termination of their employment generally for any other reason other than death, any vested but unexercised part of the award may be exercised until the earlier of ninety (90) days following the termination date and the date its term expires, as applicable; upon termination of employment due to death, any vested but unexercised part of an award may be exercised until the earlier of one hundred eighty (180) days following the termination date and the date its term expires. In the case of directors: if the director ceases to hold office due to removal in accordance with section 129 of the Business Corporations Act (British Columbia) (“BCBCA”) or due to becoming otherwise disqualified to hold office as a director, the award will expire immediately upon the termination date; otherwise if the director ceases to hold office as a director for any other, all non-vested awards will expire upon the termination date and any vested but unexercised part of the award may be exercised until the earlier of 90 days (180 days in the case of death or disability) following the date the award holder ceases to be a director and the date its term expires, as applicable. If a participant’s services as a consultant are terminated for any reason, all non-vested awards will expire upon the termination date and any vested but unexercised part of the award may be exercised until the earlier of 90 days following the termination date and the date its term expires.
Transferability. In general, awards are not transferable or assignable, and may not be made subject to any other alienation, sale, pledge, hypothecation, disposal, encumbrance, execution, attachment or similar process, otherwise than by will or by the operation of laws. During the lifetime of the award holder, an award is exercisable only by the award holder, and any elections with respect to an award, may be made only by the award holder.
Adjustments Upon Changes in Capitalization, Amalgamation, Dissolution, etc. The number of shares subject to an outstanding award, and the number of shares which have been authorized and reserved for issuance under the 2020 Plan but as to which no awards have yet been granted or which have been returned to the 2020 Plan upon cancellation or expiration of an award, as well as the exercise price for each such outstanding award, will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a share split, reverse share split, share dividend, recapitalization, reorganization, subdivision, consolidation, combination or reclassification of the shares, or any other increase or decrease in the number of issued shares effected without receipt of consideration by D-Wave, and if the adjustment would result in fractional number of shares, the number of shares will be rounded down to the nearest whole number. In the event of an amalgamation or merger of D-Wave Systems with or into any other company or companies (other than an amalgamation or merger with a wholly-owned subsidiary or a transaction in which there is no substantial change in shareholders of D-Wave Systems) or the sale of all or substantially all of the assets of D-Wave Systems (and the right to do so is hereby expressly reserved), whether by way of statutory amalgamation, plan of arrangement, sale of assets and undertaking, or otherwise howsoever, then the successor corporation may assume, convert, replace or substitute any or all outstanding awards, which assumption, conversion, replacement or substitution will be binding on the holder of the award, with (i) equivalent awards or (ii) substantially similar consideration to the holder of the award as was provided to shareholders of D-Wave Systems (after taking into account the existing provisions, restrictions and terms of the award). In the event that the successor corporation refuses to assume, convert, replace or substitute an award, the award will fully vest and D-Wave Systems will notify the holder of the award in writing in advance of the amalgamation, merger or sale that the award will be fully exercisable for a period of fifteen (15) days from the date of such notice, and the award will terminate upon the expiration of such period. To the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of the dissolution or liquidation of D-Wave Systems. In the event of the proposed dissolution or liquidation of D-Wave Systems, D-Wave Systems will notify each award holder as soon as practicable prior to the effective date of such proposed transaction. The D-Wave Systems board of directors, in its sole discretion, may provide for an award holder to have the right to exercise his or her award until fifteen (15) days prior to such transaction as to all of the shares covered by the award, including shares as to which the award would not otherwise be exercisable.

Amendment and Termination. The Board of Directors shall have the power to, at any time and from time to time, either prospectively or retrospectively, and without shareholder approval, amend, suspend or terminate the 2020 Plan or any award granted under the 2020 Plan; provided however that: (i) such amendment, suspension or termination is in accordance with applicable laws and the rules of any securities exchange on which the shares are listed; (ii) no such amendment, suspension or termination shall be made at any time to the extent such action would adversely affect the existing rights of an award holder with respect to any then outstanding award held by such award holder, as determined by the Board of Directors acting in good faith, without the award holder’s consent; and (iii) the Board of Directors shall obtain shareholder approval of the following: (x) such approval as may be required pursuant to D-Wave Systems’ organizational documents and applicable law, including securities laws and the rules and policies of a securities exchange upon which the shares of D-Wave are listed; and (y) any amendment that would reduce the exercise price or hurdle price of an outstanding award (other than as provided above). If the 2020 Plan is terminated, the provisions of the 2020 Plan and any administrative guidelines and other rules and regulations adopted by the Board of Directors and in force on the date of termination will continue in effect as long as any award or any rights pursuant thereto remain outstanding and, notwithstanding the termination of the 2020 Plan, the Board of Directors shall remain able to make such amendments to the 2020 Plan or the award as they would have been entitled to make if the 2020 Plan were still in effect. The 2020 Plan is scheduled to terminate on April 14, 2030. The termination of the 2020 Plan will have no effect on outstanding awards, which will continue in effect in accordance with their terms and conditions and the terms and conditions of the 2020 Plan and award agreements.

The following table gives information as of December 31, 2023, with respect to the company’s compensation plans, under which equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	17,346,380	(1)	$1.73	32,112,769	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	17,346,380		$1.73	32,112,769
(1) Consists of 7,045,813 RSUs granted under the 2022 Plan and 10,300,567 stock options granted under the 2022 Plan and 2020 Plan .
(2) Includes 22,767,361 available for issuance under the 2022 Plan and 9,345,408 available for issuance under the ESPP.

Item 13. Certain Relationships and Related Transactions and Director Independence
Related Party Transactions Policy
Our Board of Directors maintains a written related person transactions policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the Company’s policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries was, is or will be a participant involving an amount that exceeds $120,000, in which any “related person” has or will have a direct or indirect interest.

Under the policy, prior to entering into any related person transaction, (i) the related person, (ii) the director, executive officer, nominee or beneficial owner who is an immediate family member of the related person or (iii) the business unit or function/department head responsible for the potential related person transaction shall provide notice to the Company’s legal department of the facts and circumstances of the proposed related person transaction. The legal department will assess whether the proposed transaction is a related person transaction for purposes of the policy. If the legal department determines that the proposed transaction is a related person transaction for purposes of the policy, the proposed related person transaction shall be submitted to the Audit Committee for consideration at the next Audit Committee meeting. Any potential related person transaction involving the Company’s General Counsel (or, in the absence of a General Counsel, the senior most member of the legal department) shall be submitted directly to the Audit Committee for its review. In considering related person transactions, the Audit Committee, or where submitted to the Chair of the Audit Committee, the Chair, will take into account the relevant available facts and circumstances, which may include, but are not limited to:
⮚the benefits to the Company;
⮚the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer;
⮚the availability of other sources for comparable products or services;
⮚the terms of the transaction; and
⮚the terms available to unrelated third parties or to employees generally.
The Audit Committee (or the Chair of the Audit Committee) will approve only those transactions that are in, or are not inconsistent with, the best interests of the Company, as the Audit Committee (or the Chair of the Audit Committee) determines in good faith. All of the transactions described below were entered into prior to the adoption of such policy.
Related Party Transactions
DPCM Founder Shares
As of immediately prior to the Merger, there were 7,500,000 Founder Shares issued and outstanding, 7,252,500 of which were held by the Sponsor and the remaining 247,500 Founder Shares were held by other Initial Stockholders. Immediately prior to Closing, the Sponsor forfeited 4,484,425 of its 7,252,500 Founder Shares, as a result of which, upon Closing and as a result of the Merger, the remaining 3,015,575 Founder Shares were converted into 3,015,575 Common Shares on a one for one basis. The Initial Stockholders, subject to limited exceptions, agreed not to transfer, assign or sell any of the Common Shares received in exchange for their Founder Shares until August 5, 2023, the date that is one year after the completion of the Merger.
Private Warrants
On November 30, 2020, simultaneously with the closing of the DPCM IPO, DPCM completed the private sale of an aggregate of 8,000,000 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Warrant, generating gross proceeds to DPCM of $8,000,000.
Following the Merger, each former Private Warrant is exercisable for 1.4541326 Common Shares. Such Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
On August 22, 2023, the Sponsor distributed the Private Warrants to its members on a pro rata basis.
Registration Rights and Lock-Up Agreement
At the Closing, the Registration Rights Holders, pursuant to the Plan of Arrangement, became parties to the Registration Rights and Lock-Up Agreement, pursuant to which, among other things, the Company is obligated to file a registration statement to register the resale of certain equity securities of the Company held by the Registration Rights Holders. The Registration Rights and Lock-Up Agreement also provides the Registration Rights Holders with demand registration rights and “piggy-back” registration rights, in each case, subject to certain requirements and customary conditions. Subject to certain exceptions, the Registration Rights and Lock-Up Agreement further provides for the securities of the Company held by the Registration Rights Holders to be locked-up for a period of time.
Below is a description of transactions since January 1, 2022 to which the Company was a party, in which:
⮚the amounts involved exceeded or will exceed $120,000; and

⮚any of the Company’s current directors, executive officers or holders of more than 5% of the Company’s capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
Venture Loan and Security Agreement
On March 3, 2022, the Company entered into the Venture Loan Agreement, by and between the Borrowers (as defined in the Venture Loan Agreement) and PSPIB, as the lender. PSPIB is an affiliate of PSP, a significant shareholder of the Company and a beneficial owner of greater than 5% of the Company’s capital stock. Under the Venture Loan Agreement, term loans in an aggregate principal amount of $25.0 million were available to the Borrowers in three tranches, subject to certain terms and conditions.
The first tranche was advanced in an aggregate principal amount of $15.0 million on March 3, 2022. The second tranche was advanced in an aggregate principal amount of $5.0 million on June 30, 2022.
The term loans under the Venture Loan Agreement bore interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 7.25%, and (ii) 10.5%. Interest on the outstanding advances was payable monthly, on the first business day of each calendar month through the earliest of December 31, 2022 and the Closing (the “Maturity Date”).
The Company was to pay a final payment fee of 5.0% of the aggregate amount of the term loans made under the Venture Loan Agreement on the earliest of (i) the Maturity Date; (ii) the date that the Company prepays all of the outstanding aggregate principal amount in full, or (iii) the date the loan payments are accelerated due to an event of default (as defined in the Venture Loan Agreement). In connection with any prepayment of less than all of the outstanding principal balance of the loans, the Company was to pay PSPIB an amount equal to five percent of the principal balance of the loans being prepaid.
The Venture Loan Agreement was secured by a first-priority security interest in substantially all of the Borrowers’ assets and contained certain operational covenants. The debt under the Venture Loan Agreement was fully repaid upon consummation of the Merger and the Venture Loan Agreement was discharged on such date.
On August 5, 2022, the Company repaid the Venture Loan including accrued interest totaling $20.8 million. In addition to the $20.8 million, the Company paid a $1.0 million final payment fee to PSPIB.
Promissory Notes
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
In connection with the Merger, the Affiliate Note was assumed by the Company. Pursuant to the Affiliate Note’s most recent amendment, effective as of February 24, 2023, the principal balance was payable in four equal installments on April 30, 2023, June 30, 2023, August 31, 2023, and October 31, 2023. As of December 31, 2023, the Affiliate Note had been repaid in full.
On April 13, 2022, DPCM entered into an unsecured promissory note of up to $1.0 million with the Sponsor (the "DPCM Note"). The purpose of the DPCM Note was to provide DPCM with additional working capital. All amounts drawn on the DPCM Note were provided directly to DPCM. In connection with the Merger, the DPCM Note was assumed by the Company. The DPCM Note is not convertible and bears no interest. Pursuant to the DPCM Note’s most recent amendment, effective as of February 22, 2023, the principal balance was payable in four equal installments of $55,000 each on April 30, 2023, June 30, 2023, August 31, 2023, and October 31, 2023. As of December 31, 2023, the DPCM Note had been repaid in full.
The execution of the amended and restated Affiliate Note and the amended and restated DPCM Note are related party transactions as these notes are payable to affiliates of the Company.

PIPE Financing
Concurrently with the execution of the Transaction Agreement, the PIPE Investors entered into the PIPE Subscription Agreements, pursuant to which, among other things, each PIPE Investor subscribed to and agreed to purchase on the Closing Date, and the Company agreed to issue and sell to each such PIPE Investor on the Closing Date, the number of Common Shares equal to the purchase price set forth therein, divided by $10.00 and multiplied by the Exchange Ratio, in each case, on the terms and subject to the conditions set forth therein. The table below sets forth the number of Common Shares purchased by the Company’s related parties in the PIPE Financing:

Stockholder	Common Shares	Total Purchase Price
PSP(1)	4,362,397	$30,000,000
GS(2)	727,066	$5,000,000
Emil Michael(3)	36,353	$250,000

(1)	PSP beneficially owned more than 5% of the Company’s capital stock as of the Closing Date.

(2)	GS beneficially owned more than 5% of the Company’s capital stock as of the Closing Date.

(3)	Emil Michael is a member of our Board of Directors.
PSP Side Letter Agreement
On September 26, 2022, the Company and PSP entered into the PSP Side Letter Agreement pursuant to which PSP agreed that for so long as PSP beneficially owns, directly or indirectly, Common Shares and Exchangeable Shares representing 50% or more of the rights to vote at a meeting of the stockholders of the Company, whether directly or indirectly, including through any voting trust (i) PSP will not exercise the voting rights attached to any of such shares that would result in PSP voting, whether directly or indirectly, including through any voting trust, more than 49.99% of the voting interests eligible to vote at any meeting of the stockholders of the Company and (ii) PSP will vote such shares in favor of the election of the directors that are nominated by the Company’s Board of Directs or a duly authorized committee thereof. Given that, as of the Record Date, PSP owns less than 50% of our Common Shares and Exchangeable Shares, the PSP Side Letter Agreement currently has no impact on PSP's ability to vote its shares.
Loan and Security Agreement
On April 13, 2023 (the “Loan Closing Date”), the Company, as borrower, and certain Company’s subsidiaries as Guarantors (as defined in the Loan Agreement) (collectively, the “Loan Parties”), entered into a $50 million Loan and Security Agreement with PSPIB, as lender and collateral agent (the "Term Loan"). The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively. The third tranche, amounting to $20.0 million in principal, has not yet been advanced and is subject to certain terms and conditions. The Term Loan provides for an initial advance of $15.0 million, which was advanced on April 14, 2023, and two subsequent advances of $15.0 million and $20.0 million respectively, with each subsequent advance being subject to certain terms and conditions.
The Term Loan is secured by a first-priority security interest in substantially all of the Loan Parties’ assets, contains certain operational and financial covenants, and matures on March 31, 2027.
Each advance under the Term Loan is subject to a 2.0% drawdown fee and bears interest on a monthly basis, at the discretion of the Company, at either (i) 10% payable in cash, or (ii) 11% payable in kind.
Upon the repayment or prepayment of all or a portion of the Term Loan, there is a premium payment due that is equal to 3% of the amount of the Term Loan repaid/prepaid prior to the first anniversary of the Loan Closing Date, 2% of the amount of the Term Loan repaid/prepaid after the first anniversary of the Loan Closing Date and on or prior to the second anniversary of the Loan Closing Date, 1% of the amount of the Term Loan repaid/prepaid after the second anniversary of the Loan Closing Date but on or prior to the third anniversary of the Loan Closing Date, with no premium payment due after the third anniversary of the Loan Closing Date.
As of March 28, 2024, the entirety of the initial and second advances totaling $30.0 million is outstanding and no principal or interest has yet been paid.
Executive Officer and Director Compensation
Please see the section titled “Executive and Director Compensation” for information regarding the compensation of our directors and executive officers.

Employment Agreements
The Company has entered into agreements with our executive officers that, among other things, provide for certain compensatory and change of control benefits, as well as severance benefits. For a description of these agreements with our named executive officers, see the section titled “Executive and Director Compensation—Employment Arrangements with Named Executive Officers.”
Indemnification Agreements
The Company’s Amended and Restated Certificate of Incorporation contains provisions limiting the liability of executive officers and directors and the Company’s Amended and Restated Bylaws provides that the Company will indemnify each of its executive officers and directors to the fullest extent permitted under Delaware law. The Company’s Amended and Restated Certificate of Incorporation and its Amended and Restated Bylaws also provide the Board of Directors with discretion to indemnify certain key employees when determined appropriate by the Company’s Board of Directors.
The Company entered into indemnification agreements with each of its officers and directors to indemnify such individuals, to the fullest extent permitted by law and subject to certain limitations, against all liabilities, costs, charges and expenses reasonably incurred by such individuals in an action or proceeding to which any such individual was made a party by reason of being an officer or director of the Company or an organization of which the Company is a shareholder or creditor if such individual serves such organization at the Company’s request.
Director Independence
Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our Board of Directors has determined that Roger Biscay, Amy Cappellanti-Wolf, Ziv Ehrenfeld, Emil Michael, Kirstjen Nielsen, Philip Adam Smalley III, and Steven M. West do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the individuals is “independent” as defined under the NYSE listing standards. In making these determinations, our Board of Directors considered the current and prior relationships that each individual has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of securities of the Company by each non-employee director and the transactions described in the section titled “Certain Relationships and Related Person Transactions.”
Item 14. Principal Accountant Fees and Services
On June 7, 2023, PricewaterhouseCoopers LLP (Canada) (“PwC”) notified the Company of its decision to decline to stand for re-election as the independent registered public accounting firm of the Company. Although PwC declined to stand for re-election, it maintained its relationship with the Company for the review of the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2023 (the “10-Q”). On August 10, 2023, the Company filed the 10-Q. As a result, PwC’s term as the Company’s independent registered public accounting firm ended.
PwC’s reports on the financial statements for the fiscal years ended December 31, 2022 and 2021 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that PwC’s report for the fiscal years ended December 31, 2022 and 2021 contained a separate paragraph that stated the Company has incurred net losses and negative cash flows from operating activities and has a negative working capital that raise substantial doubt about the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2022 and 2021, and in the subsequent interim period through August 10, 2023, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in connection with PwC’s report. Aside from the identification of a material weakness in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2022 pertaining to the Company’s design and operation of controls related  to its financial statement close process, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K during the fiscal years ended December 31, 2022 and 2021 or in the subsequent interim period through August 10, 2023.
On August 24, 2023, the Company engaged Grant Thornton to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 beginning with the fiscal third quarter ending September 30, 2023. The Audit Committee of the Board of Directors of the Company approved the selection of Grant Thornton as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 on August 23, 2023.

During the two fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through the date of the Current Report on Form 8-K filed on August 24, 2023, the Company has not consulted with Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor was oral advice provided that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(i)(v) of Regulation S-K.
The following table summarizes the fees of Grant Thornton LLP ("Grant Thornton"), our current independent registered public accounting firm, for 2023 and PricewaterhouseCoopers LLP (Canada) ("PwC"), our prior independent registered public accounting firm, for 2022 and 2023 billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2023 (USD)	2023 (USD)	2022 (USD)
	Grant Thornton	PwC	PwC
Audit Fees	$475,000	$536,000	$887,500
Audit Related Fees	—	8,000	674,500
Tax Fees	—	255,000	878,000
All Other Fees	—	—	—
Total Fees	$475,000	$799,000	$2,440,000
Audit Fees
Audit fees for the fiscal year ended December 31, 2023 include fees invoiced for professional services rendered for the audit of our annual consolidated financial statements; for reviews of our financial statements included in our SEC filings and Quarterly Reports on Form 10-Q; and fees related to consents, comfort letters and assistance with the review of our SEC filings. Audit fees for the fiscal year ended December 31, 2022 include fees invoiced for professional services rendered for the audit of our original and restated annual consolidated financial statements; for reviews of our financial statements included in our SEC filings and Quarterly Reports on Form 10-Q; and fees related to consents, comfort letters and assistance with the review of our SEC filings.
Audit Related Fees
Audit related fees for the fiscal year ended December 31, 2022 include fees for professional services provided in connection with our Merger, including consents and review of documents filed with the SEC and with our registration statements.
Tax Fees
Tax fees consist of fees billed for professional services relating to tax compliance and tax advisory services.
Audit Committee Pre-Approval Policy and Procedures
Our Audit Committee’s policy is to review in advance and pre-approve all audit or non-audit services to be provided by the Company’s independent auditor or other auditors and to approve all related fees and terms thereof. Pre-approval will be given either as part of our Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All of the services relating to the fees in the table above were approved by our Audit Committee.

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

(3)Exhibits. See Item 15(b) below.

(b)Exhibits

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated February 7, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	2.1	March 15, 2022
2.2	Amendment to Transaction Agreement, dated June 16, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	2.2	June 23, 2022
3.1	Amended and Restated Certificate of Incorporation of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.4	March 15, 2022
3.2	Amended and Restated Bylaws of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.5	March 15, 2022
3.3	Certificate of Designations of Special Voting Preferred Stock of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	3.6	May 27, 2022
4.1	Specimen Common Stock Certificate of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	4.1	May 27, 2022
4.2	Description of Securities of D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K	4.2	April 18, 2023
4.3	Warrant Agreement, dated October 20, 2020, between Continental Stock Transfer & Trust Company and DPCM Capital, Inc.	DPCM Capital, Inc.	8-K	4.1	October 2, 2020
4.4	Assignment, Assumption and Amendment Agreement, dated August 5, 2022, among DPCM Capital, Inc., D-Wave Quantum Inc., Continental Stock Transfer & Trust Company, Computer share Inc., and Computer share Trust Company, N.A.	D-Wave Quantum Inc.	8-K	4.3	August 10, 2022
4.5	Exchangeable Share Provisions.	D-Wave Quantum Inc.	S-4/A	4.7	May 27, 2022
10.1	Plan of Arrangement.	DPCM Capital, Inc.	8-K	10.1	February 11, 2022

10.2	Registration Rights and Lock-Up Agreement.	D-Wave Quantum Inc.	8-K	10.2	August 10, 2022
10.3	Form of PIPE Subscription Agreement.	DPCM Capital, Inc.	8-K	10.5	February 11, 2022
10.4	Exchangeable Share Support Agreement.	D-Wave Quantum Inc.	8-K	10.4	August 10, 2022
10.5	Voting and Exchange Trust Agreement.	D-Wave Quantum Inc.	8-K	10.5	August 10, 2022
10.6	Amended and Restated Sponsor Support Agreement.	D-Wave Quantum Inc.	S-4/A	10.10	June 23, 2022
10.7†	Agreement, dated as of September 22, 2005, between Her Majesty the Queen in Right of Canada as represented by the Minister of Industry and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.16	March 15, 2022
10.8	Contribution Agreement, dated as of July 10, 2018, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.17	March 15, 2022
10.9†	Amendment No. 1 to Contribution Agreement, dated as of May 25, 2020, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	10.18	May 27, 2022
10.10†	Agreement, dated as of November 20, 2020, among D-Wave Systems Inc., DWSI Holdings Inc., each as recipients, and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.19	May 27, 2022
10.11	Amendment Agreement No. 1 to Agreement, dated as of August 24, 2021, between D-Wave Systems Inc., (resulting from the amalgamation of D-Wave Systems Inc. with its parent company DWSI Holdings Inc.) and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4	10.20	March 15, 2022
10.12	Triple Net Lease, dated as of January 15, 2013, between Embarcadero Joint Venture and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.21	March 15, 2022
10.13	First Amendment to Lease, dated as of January 29, 2018, between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	S-4	10.22	March 15, 2022
10.14	Second Amendment to the Lease, dated as of September 9, 2022, between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	8-K	10.1	December 28, 2022
10.15	Lease Agreement, dated as of July 25, 2012, among 0727219 Ltd., PCI Beta Holdings Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.23	March 15, 2022
10.16	Amendment of Lease, dated as of October 11, 2012, among 0727219 Ltd., PCI Canada Way Limited Partnership and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.24	March 15, 2022
10.17	Lease Extension and Modification Agreement, dated as of November 8, 2021, between Redstone Enterprises Ltd. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.25	March 15, 2022
10.18†	Lease Agreement, dated as of December 15, 2017, between 0937847 B.C. Ltd. and Omni Circuit Boards Ltd.	D-Wave Quantum Inc.	S-4	10.26	March 15, 2022
10.19†	Lease Renewal Agreement, dated as of October 14, 2022, to the Lease Agreement, dated as of December 15, 2017, between 0937847 B.C. Ltd. and Omni Circuit Boards Ltd.	D-Wave Quantum Inc.	8-K	10.1	December 21, 2022
10.20†	Agreement for Pilot Line Operation, dated as of July 31, 2006, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.27	March 15, 2022

10.21†	Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.28	March 15, 2022
10.22#†	Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz.	D-Wave Quantum Inc.	S-4	10.29	March 15, 2022
10.23#†	Form of DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement—Option between Alan Baratz and DWSI Holdings Inc.	D-Wave Quantum Inc.	S-4	10.30	March 15, 2022
10.24#†	Full-time Employment Agreement dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich.	D-Wave Quantum Inc.	S-4	10.31	March 15, 2022
10.25#†	Form of D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement—Option between John Markovich and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.32	March 15, 2022
10.26#	DWSI Holdings Inc. 2020 Equity Incentive Plan.	D-Wave Quantum Inc.	S-4	10.35	March 15, 2022
10.27	Form of Indemnification Agreement of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	10.36	May 27, 2022
10.28#	2022 Equity Incentive Plan.	D-Wave Quantum Inc.	8-K	10.29	August 10, 2022
10.29#	2022 Employee Stock Purchase Plan.	D-Wave Quantum Inc.	8-K	10.30	August 10, 2022
10.30	Venture Loan and Security Agreement, dated as of March 3, 2022, between D-Wave, D-Wave US Inc., D-Wave Government Inc., D-Wave Commercial Inc., D-Wave International Inc., D-Wave Quantum Solutions Inc. and Omni Circuit Boards Ltd., as Borrower, and PSPIB Unitas Investments II Inc., as Lender.	D-Wave Quantum Inc.	S-4/A	10.39	March 15, 2022
10.31	DWSI Holdings Inc. Warrant Certificate for Purchase of Preferred Shares dated as of November 24, 2020 held by Amazon.com NV Investment Holdings LLC.	D-Wave Quantum Inc.	S-4/A	10.40	March 15, 2022
10.32	Form of Performance Guarantee of D-Wave Quantum Inc. to Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.41	May 27, 2022
10.33	Purchase Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.43	June 23, 2022
10.34	Registration Rights Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.44	June 23, 2022
10.35	Amended and Restated Side Letter Agreement, dated as of September 26, 2022, among D-Wave Quantum Inc. and Public Sector Pension Investment Board.	D-Wave Quantum Inc.	8-K	10.1	September 27, 2022
10.36#†	Amendment No. 1 to the Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz, dated October 27, 2022.	D-Wave Quantum Inc.	8-K	10.2	November 2, 2022
10.37*#†	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement (Executive Officer)	D-Wave Quantum Inc.	8-K	10.3	November 2, 2022
10.38#	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Option Award Agreement.	D-Wave Quantum Inc.	S-1	10.38	February 13, 2023

10.39#†	Full-time Employment Agreement dated as of February 20, 2015, between D-Wave Systems Inc. and Victoria Brydon, as amended.	D-Wave Quantum Inc.	S-1	10.39	February 13, 2023
10.40#†	Form of DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement—Option between Victoria Brydon and DWSI Holdings Inc.	D-Wave Quantum Inc.	S-1	10.4	February 13, 2023
10.41†	Thirteenth Amendment, dated March 1, 2023, between D-Wave Systems Inc. and SkyWater Technology Foundry, Inc. to the Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended and assigned to SkyWater Technology Foundry, Inc.	D-Wave Quantum Inc.	8-K	10.1	March 3, 2023
10.42#†	Amendment No. 1 to the Full-Time Employment Agreement, dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich, dated September 20, 2022	D-Wave Quantum Inc.	10-K	10.42	April 18, 2023
10.43#	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement (CEO)	D-Wave Quantum Inc.	10-K	10.43	April 18, 2023
10.44#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - John Markovich	D-Wave Quantum Inc.	10-K	10.44	April 18, 2023
10.45#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - Alan Baratz 2022(1)	D-Wave Quantum Inc.	10-K	10.45	April 18, 2023
10.46#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - Alan Baratz 2022(2)	D-Wave Quantum Inc.	10-K	10.46	April 18, 2023
10.47#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement – Victoria Brydon 2022(2)	D-Wave Quantum Inc.	10-K	10.47	April 18, 2023
10.48 †	Loan and Security Agreement, dated as of April 13, 2023, by and among PSPIB Unitas Investments II, Inc., D-Wave Quantum Inc., and its subsidiaries.	D-Wave Quantum Inc.	8-K	10.1	April 19, 2023
10.49	Amendment No. 2 to Agreement, dated as of April 19, 2023, between D-Wave Quantum Inc., D-Wave Systems Inc., and His Majesty the King in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	8-K	10.1	April 24, 2023
10.50	Consent and Waiver Agreement, dated as of May 26, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc. and its subsidiaries.	D-Wave Quantum Inc.	8-K	10.1	June 2, 2023
10.51	First Amendment to Loan and Security Agreement, dated as of June 16, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-Q	10.4	August 10, 2023
10.52	Limited Waiver and Second Amendment to Loan and Security Agreement, dated as of July 13, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 20, 2023
10.53	Third Amendment to Loan and Security Agreement, dated as of July 20, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 21, 2023

10.54	Limited Waiver to Loan and Security Agreement, dated as of July 28, 2023, by and between D-Wave Quantum Inc. and PSPIB Unitas Investments II Inc.	D-Wave Quantum Inc.	10-Q	10.7	August 10, 2023
10.56†	DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement – Option, between Diane Nguyen and DWSI Holdings Inc., dated May 8, 2020.	D-Wave Quantum Inc.	10-Q	10.9	August 10, 2023
10.57†	D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement – Option, between Diane Nguyen and D-Wave Systems Inc., dated March 29, 2021.	D-Wave Quantum Inc.	10-Q	10.10	August 10, 2023
10.58†	D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement – Option, between Diane Nguyen and D-Wave Systems Inc., dated September 30, 2021.	D-Wave Quantum Inc.	10-Q	10.11	August 10, 2023
10.59†	Full-Time Employment Agreement, between Diane Nguyen and D-Wave Commercial Inc., dated March 4, 2022, as amended.	D-Wave Quantum Inc.	10-Q	10.12	August 10, 2023
10.60†	Promotion Letter between Diane Nguyen and D-Wave Commercial Inc., dated July 10, 2023.	D-Wave Quantum Inc.	10-Q	10.13	August 10, 2023
10.61†	Amendment to Full-Time Employment Agreement, between Victoria Brydon and D-Wave Systems Inc., dated July 10, 2023.	D-Wave Quantum Inc.	10-Q	10.14	August 10, 2023
10.62	Fourth Amendment to Loan and Security Agreement, dated as of October 6, 2023, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	October 11, 2023
10.63*†	Limited Waiver to Loan and Security Agreement dated as of November 7, 2023, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.
10.64*†	Amendment No. 3 to Agreement, dated as of November 20, 2023, between D-Wave Quantum Inc., D-Wave Systems Inc., and His Majesty the King in Right of Canada as represented by the Minister of Industry.
10.65*†
Fourteenth Amendment, dated December 26, 2023, between D-Wave Systems Inc. and SkyWater Technology Foundry, Inc. to the Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended and assigned to SkyWater Technology Foundry, Inc.

10.66*†	Fifth Amendment to Loan and Security Agreement, dated as of February 7, 2024, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.
10.67*†	Third Amendment to the Lease, dated as of February 14, 2024, between Embarcadero Joint Venture and D-Wave Commercial Inc.
21.1	List of subsidiaries of D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K	21.1	April 18, 2023
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of D-Wave Systems Inc.
23.2*	Consent of Grant Thornton LLP, independent registered public accounting firm of D-Wave Systems Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	D-Wave Quantum Inc.'s Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

D-Wave Quantum Inc.

March 29, 2024	By:	/s/ Alan Baratz
Alan Baratz
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Alan Baratz	Chief Executive Officer and President	March 29, 2024
Alan Baratz	(Principal Executive Officer) and Director

/s/ John M. Markovich	Chief Financial Officer	March 29, 2024
John M. Markovich	(Principal Financial and Accounting Officer)

/s/ Steven M. West	Chairman of the Board,	March 29, 2024
Steven M. West	Director

/s/ Roger Biscay
Roger Biscay	Director	March 29, 2024

/s/ Ziv Ehrenfeld
Ziv Ehrenfeld	Director	March 29, 2024

/s/ Emil Michael
Emil Michael	Director	March 29, 2024

/s/ Kirstjen Nielsen
Kirstjen Nielsen	Director	March 29, 2024

/s/ Philip Adam Smalley III
Philip Adam Smalley III	Director	March 29, 2024

/s/ Amy Cappellanti-Wolf
Amy Cappellanti-Wolf	Director	March 29, 2024

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
D-Wave Quantum Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of D-Wave Quantum Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $82.7 million during the year ended December 31, 2023, and as of that date, the Company’s total liabilities exceeded its total assets by $24.5 million. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Bellevue, Washington
March 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of D-Wave Quantum Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of D-Wave Quantum Inc. and its subsidiaries (together, the Company) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, Canada

April 18, 2023, except for the effects of the restatement discussed in note 3 (not presented herein) to the consolidated financial statements, appearing under Item 8 of the Company’s 2022 annual report on Form 10-K/A, as to which the date is March 15, 2024.

We served as the Company’s auditor from 2010 to 2023.

D-Wave Quantum Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except share and per share data)	2023	2022
Assets
Current assets:
Cash	$41,307	$7,065
Trade accounts receivable, net	1,652	757
Research incentive receivable	—	264
Inventories	2,078	2,196
Prepaid expenses and other current assets	2,009	3,643
Total current assets	47,046	13,925
Property and equipment, net	2,551	2,294
Operating lease right-of-use assets	8,223	9,133
Intangible assets, net	179	244
Other non-current assets	1,357	1,351
Total assets	$59,356	$26,947

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$1,465	$3,756
Accrued expenses and other current liabilities	5,343	6,687
Current portion of operating lease liabilities	1,374	1,533
Loans payable, net, current	399	1,863
Deferred revenue, current	2,669	1,781
Promissory notes - related party	—	420
Total current liabilities	11,250	16,040
Warrant liabilities	1,630	1,892
Operating lease liabilities, net of current portion	7,028	7,301
Loans payable, net, non-current (including $31,400 and $— as of December 31, 2023 and 2022, respectively, at fair value)	63,850	31,168
Deferred revenue, non-current	79	9
Total liabilities	$83,837	$56,410

Commitments and contingencies (Note 14)
Stockholders' deficit:
Common stock, par value $0.0001 per share; 675,000,000 shares and unlimited shares authorized at December 31, 2023 and December 31, 2022, respectively; 161,113,744 shares and 113,335,530 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	16	11
Additional paid-in capital	469,081	381,274
Accumulated deficit	(483,061)	(400,346)
Accumulated other comprehensive loss	(10,517)	(10,402)
Total stockholders' deficit	(24,481)	(29,463)
Total liabilities and stockholders’ deficit	$59,356	$26,947

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
(In thousands, except share and per share data)	2023	2022
Revenue	$8,758	$7,173
Cost of revenue	4,136	2,923
Total gross profit	4,622	4,250
Operating expenses:
Research and development	37,878	32,101
General and administrative	37,014	21,539
Sales and marketing	10,276	10,068
Total operating expenses	85,168	63,708
Loss from operations	(80,546)	(59,458)
Other income (expense), net:
Interest expense	(37)	(2,335)
Change in fair value of Term Loan	640	—
Term Loan debt issuance costs	(2,118)	—
Change in fair value of warrant liabilities	262	6,173
Lincoln Park Purchase Agreement issuance costs	—	(629)
Other income (expense), net	(916)	2,547
Total other income (expense), net	(2,169)	5,756
Net loss	$(82,715)	$(53,702)
Net loss per share, basic and diluted	$(0.60)	$(0.45)
Weighted-average shares * used in computing net loss per share, basic and diluted	137,993,736	119,647,777

Comprehensive loss:
Net loss	$(82,715)	$(53,702)
Foreign currency translation adjustment, net of tax	(115)	41
Net comprehensive loss	$(82,830)	$(53,661)
* Weighted-average shares have been retroactively restated to give effect to the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Stockholders’ Equity (Deficit)
	Non-redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares *	Amount	Shares *	Amount
Balances at December 31, 2021	122,564,333	$189,881	2,817,499	$—	$148,850	$(346,644)	$(10,443)	$(18,356)
Issuance of common stock upon conversion of D-Wave Systems preferred stock in connection with the Merger (Note 3)	(122,564,333)	(189,881)	96,764,117	10	189,871	—	—	—
Issuance of common stock in connection with the Lincoln Park Purchase Agreement (Note 16)	—	—	2,260,346	—	7,596	—	—	7,596
Merger, net of redemptions and transaction costs (Note 3)	—	—	4,327,512	—	(16,242)	—	—	(16,242)
Issuance of common stock in connection with the PIPE Investment (Note 3)	—	—	5,816,528	1	39,999	—	—	40,000
Exercise of stock options	—	—	1,228,268	—	1,077	—	—	1,077
Exercise of warrants	—	—	121,261	—	959	—	—	959
Stock-based compensation	—	—	—	—	9,164	—	—	9,164
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	41	41
Net loss	—	—	—	—	—	(53,702)	—	(53,702)
Balances at December 31, 2022	—	$—	113,335,530	11	381,274	(400,346)	(10,402)	(29,463)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	—	—	42,147,838	4	63,672	—	—	63,676
Issuance of common stock in connection with the Employee Stock Purchase Plan	—	—	467,388	—	491	—	—	491
Issuance of common stock under stock-based compensation plans	—	—	5,162,988	1	1,897	—	—	1,898
Stock-based compensation	—	—	—	—	21,919	—	—	21,919
Tax withholding related to vesting of restricted stock units	—	—	—	—	(416)	—	—	(416)
Short-swing profit settlement	—	—	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(115)	(115)
Net loss	—	—	—	—	—	(82,715)	—	(82,715)
Balances at December 31, 2023	—	$—	161,113,744	$16	$469,081	$(483,061)	$(10,517)	$(24,481)
* The shares of the Company's non-redeemable convertible preferred stock and common stock, prior to the Merger have been retrospectively restated to reflect the Conversion Ratio of 0.889657 (the "Conversion Ratio") established in the Merger.
The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(82,715)	$(53,702)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,054	1,423
Allowance for doubtful accounts	—	1
Stock-based compensation	21,919	9,164
Amortization of operating right-of-use assets	791	910
Provision for excess and obsolete inventory	32	66
Non-cash interest (income) expense	(78)	185
Venture Loan interest and final payment fee	—	1,808
Amortization of Venture Loan commitment fee	—	(175)
Non-cash Lincoln Park Purchase Agreement issuance costs	—	629
Change in fair value of Warrant liabilities	(262)	(6,173)
Change in fair value of Term Loan	(640)	—
Debt issuance costs expensed for loans recorded under the fair value option	993	—
Unrealized foreign exchange loss (gain)	955	(2,459)
Realized loss on issuance of shares under the Lincoln Park Purchase Agreement	—	75
Change in operating assets and liabilities:
Trade accounts receivable	(818)	(337)
Research incentives receivable	264	1,332
Inventories	(237)	(148)
Prepaid expenses and other current assets	1,636	(387)
Trade accounts payable	(2,614)	3,597
Accrued expenses and other current liabilities	(1,374)	715
Deferred revenue	958	(929)
Operating lease liability	(510)	(821)
Other non-current assets	(3)	—
Net cash used in operating activities	(60,649)	(45,226)
Cash flows from investing activities:
Purchase of property and equipment	(583)	(423)
Purchase of software	(47)	(75)
Net cash used in investing activities	(630)	(498)
Cash flows from financing activities:
Merger, net of redemption and transaction costs (Note 3)	—	4,100
Transaction costs paid directly by D-Wave Systems	—	(6,528)
Proceeds from issuance of common stock from the PIPE investment (Note 3)	—	40,000
Proceeds from exercise of Public Warrants	—	924
Proceeds from Lincoln Park Purchase Agreement	63,676	4,250
Proceeds from issuance of common stock upon exercise of stock options	1,897	1,077
Proceeds from common stock issued under the Employee Stock Purchase Plan	491	—
Payment of tax withheld for common stock issued under stock-based compensation plans	(416)	—
Short swing profit settlement	244	—
Proceeds from debt financing	29,007	20,000
Proceeds from government assistance	2,996	3,159
Government loan payment	(374)	(398)
Repayment of promissory notes - related party	(420)	—
Debt payments	(1,465)	(21,511)
Venture Loan interest and final payment fee	—	(1,808)
Net cash provided by financing activities	95,636	43,265
Effect of exchange rate changes on cash and cash equivalents	(115)	41
Net (decrease) increase in cash and cash equivalents	34,242	(2,418)
Cash and cash equivalents at beginning of period	7,065	9,483
Cash and cash equivalents at end of period	$41,307	$7,065
Supplemental disclosure of non-cash investing and financing activities:
Inventory applied to capital projects	$323	$—
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	88	360
Increase in operating lease liability and right-of-use asset due to resolution of contingency	—	1,113
Purchases of property and equipment included in accounts payable	310	66
Initial value of promissory notes recognized in connection with closing of the Merger	—	420
Initial warrant liabilities recognized in connection with closing of the Merger	—	8,100
Non-cash Merger financing	—	5,294
Non-cash Directors and Officers Insurance	—	2,893
Issuance of shares for payment of Lincoln Park Purchase Agreement commitment fee	—	3,271
Conversion of convertible preferred stock to common stock	—	189,871

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
The company specializes in commercializing annealing quantum computing systems and offers real-time quantum computing as a service (QCaaS) available in 39 countries. The Company possess deep scientific and technical capabilities in hardware and software, enabling it to support business applications at production scale. For the year ended December 31, 2023, approximately 70 percent of the Company's revenue comes from commercial customers across various industries such as financial services, manufacturing, automotive, pharmaceutical, information technology, retail, and professional services.
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
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DPCM, as a direct wholly-owned subsidiary of D-Wave, who was the legal acquirer, was treated as the "acquired" company for financial reporting purposes and D-Wave Systems was treated as the accounting acquirer. This determination was primarily based on the following factors: (i) D-Wave Systems' existing stockholders had the majority of the voting interest in the combined entity with an approximate 91% voting interest; (ii) the combined company's board of directors consisted of seven board members with one board member designated by DPCM, three board members retained from the D-Wave Systems' board, and three additional independent board members; (iii) D-Wave Systems' senior management comprised all the senior management of the combined company; and (iv) D-Wave Systems' existing operations comprised the ongoing operations of the combined company. In accordance with guidance applicable to these circumstances, the Merger was treated as the equivalent of D-Wave Systems issuing stock for the net assets of DPCM, accompanied by a recapitalization. The net assets of DPCM were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger were those of D-Wave Systems.
As a result, the consolidated financial statements included herein for the year ended December 31, 2022 reflected (i) the historical operating results of D-Wave Systems prior to the Merger, (ii) the combined results of the Company, D-Wave Systems and DPCM following the closing of the Merger, (iii) the assets and liabilities of D-Wave Systems at their historical costs, (iv) the assets and liabilities of the Company and DPCM at their historical costs, which approximated fair value, and (v) the Company's equity structure for all periods presented.
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

Liquidity and Going Concern
The Company has prepared its consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2023, the Company had an accumulated deficit of $483.1 million. For the years ended December 31, 2023 and 2022, the Company incurred a net loss of $82.7 million and $53.7 million, respectively, and the Company had net cash outflows from operating activities of $60.6 million and $45.2 million, respectively. As of December 31, 2023, the Company had cash of $41.3 million and working capital (current assets less current liabilities) of $35.8 million. Additionally, total liabilities exceeded total assets at December 31, 2023 by $24.5 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
On August 5, 2022, the Company completed a Merger with DPCM. The Company received gross proceeds of $49.0 million from the PIPE Investment (as defined below) and the DPCM trust account. Of the gross proceeds, $21.8 million were used to repay the Venture Loan obligations and $14.2 million were used to pay for the Company's transaction costs, including DPCM's transaction costs, associated with the Merger.
On April 13, 2023 (the "Closing Date"), the Company entered into a Term Loan and Security Agreement (the "Term Loan"), by and between the Company and PSPIB Unitas Investments II Inc., ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. As further described in Note 8 - Loans payable, net, the Term Loan provides for an aggregate principal amount of $50.0 million to be made available to the Company in three tranches, subject to certain terms and conditions as defined in the Term Loan, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively. The Lender agreed to modify certain conditions to the funding of the second tranche of the Term Loan, including delaying the delivery of a board-approved operating budget and plan for the Company’s fiscal years 2023 through 2027 to August 31, 2023 (later extended to December 31, 2023); modifying the condition that, prior to the funding of the second tranche, the Company shall have nominated an additional director that is either an employee of PSPIB or an independent director selected from PSPIB nominees to require such appointment at a later time at PSPIB’s option; and modifying notice deadline requirements for the registration or filings of intellectual property. PSPIB has also agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the second and third fiscal quarters ended June 30, 2023 and September 30, 2023, respectively. The availability of the third tranche of $20.0 million was subject to the satisfaction of certain conditions, including the closing of a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, the intellectual property valuation report submitted as a condition precedent to the second tranche remaining satisfactory to the Lender and the board-approved operating budget for 2023 through 2027 to be submitted by December 31, 2023, being satisfactory to the Lender. The Company submitted the board-approved operating budget by December 31, 2023 and it was subsequently approved by the Lender. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche or will be able to comply with the covenants of the Term Loan, or that PSPIB will agree to waive covenants under the Term Loan in the future. As of December 31, 2023, the Company was in compliance with the covenants under the Term Loan.
In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park on June 16, 2022 (the "Purchase Agreement" or the "Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. During the year ended December 31, 2023, the Company has received $63.7 million in proceeds through the issuance of 42,147,838 Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future.

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
As of December 31, 2023, the Company was not in compliance with certain continued listing standards of the New York Stock Exchange ("NYSE"). On March 1, 2024, the NYSE provided D-Wave with a notification letter of recompliance (see Note 19).
If the Company is unable to maintain compliance with the continued listing standards of the NYSE and is not able to cure any violations within the time periods allotted by the NYSE, if any, it will result in the delisting of the Company’s common stock from the NYSE, which could negatively impact the trading price, trading volume and liquidity of, and have other material adverse effects on, the Company’s common stock and its ability to raise capital.
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
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time relating to hours estimated to complete the remaining performance obligations, (ii) fair value of financial instruments, and (iii) long term revenue forecasts used in the accounting for the SIF Loan (see Note 8). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
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
Public Warrants and Private Warrants
The Company evaluated its outstanding warrants which were issued in exchange for (i) the warrants initially included in the DPCM units (the "Units") issued in DPCM’s initial public offering (the “Public Warrants”), and (ii) the warrants of DPCM held by CDPM Sponsor Group, LLC (the “Sponsor”) that were issued to the Sponsor at the closing of DPCM’s initial public offering (the “Private Warrants,” and together with the Public Warrants, the “Warrants”), which are discussed in Note 11 - Warrant liabilities, in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity.”

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
Operating segments
Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. As such, the Company views its operations and manages its business in one operating and reportable segment. See Note 17 - Geographic areas for additional information.
Foreign currency translation and transactions
The Company’s reporting currency is the U.S. dollar. The functional currency of the Company's international subsidiaries is the currency of their primary economic environment. All balance sheet accounts of subsidiaries where the functional currency is not the U.S. dollar have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of operation and comprehensive loss have been translated at the average exchange rate for the year or the corresponding period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023 and 2022, the Company recorded a foreign currency transaction loss of $1.0 million and gain of $2.4 million, respectively, in other income in its consolidated statements of operations and comprehensive loss.
Comprehensive loss
Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments that result from consolidation of its foreign entities.

Cash
The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. As of December 31, 2023 and 2022, cash consisted exclusively of demand deposits. The Company regularly maintains deposits with large and reputable financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation and the Canadian Deposit Insurance Corporation. These deposits may be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions.
Trade accounts receivable, net
The Company’s accounts receivable consists principally of billed and currently due from customers and represents our unconditional rights to consideration arising from our performance under our customer contracts. These receivables are generally due within 30 days of the period in which the corresponding sales occur and do not bear interest are classified as trade accounts receivable, net on the consolidated balance sheets. Trade accounts receivable are reported at their estimated net realizable value.
The Company maintains an allowance for doubtful accounts that is calculated under the current expected credit loss (“CECL”) model. The CECL model applies to financial assets measured at amortized cost, and requires the Company to reflect expected credit losses over the remaining contractual term of the asset. As the large majority of the Company’s receivables settle within 30 days, the forecast period under the CECL model is a relatively short horizon. The Company uses an aging method to estimate allowances for doubtful accounts under the CECL model as the Company has determined that the aging method adequately reflects expected credit losses, as corroborated by historical loss rates. Past due trade accounts receivable balances are written off when collection efforts have been exhausted. Write-offs were immaterial during the years ended December 31, 2023 and 2022.
Investment in securities
The company holds investments in privately held companies, which are valued based on their original cost. Adjustments are made for observable price changes in orderly transactions involving identical or similar securities of the same issuer, as there are no quoted market prices available.
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
The Company did not record any impairment loss on long-lived assets during the years ended December 31, 2023 and 2022.
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million ("the SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 8 for additional information concerning the SIF Loan.
The accounting treatment for the SIF Loan considers the "sale of future revenues" guidance outlined in ASC 470-10-25. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the effective interest rate. The liability is classified as non-current, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
As the SIF Loan is originated through a government program, a market rate of interest is not imputed in accordance with the scope limitations of ASC 835.
Term Loan fair value option election
The Company determined that it is eligible for the fair value option election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825. At the date of issuance, the fair value of the Term Loan was derived from the instrument’s implied discount rate at inception. The fair value option election was made to enhance the relevance and transparency of information presented related the features embedded in the Term Loan.
Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company's consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the year ended December 31, 2023. Under the fair value option, debt issuance costs are recorded in other expense in the Company’s consolidated statements of operations and comprehensive loss.

The Term Loan is subject to certain repayment and prepayment provisions which the Company has considered in their valuation analysis. The valuation analysis performed as of the issuance date on April 13, 2023 and December 31, 2023 did not consider any amendments to the Term Loan that occurred subsequent to December 31, 2023 (See Note 8). To estimate the fair value of the Term Loan under the optional prepayment scenario, we have utilized the binomial lattice model. Additionally, we have employed a Monte Carlo simulation model to forecast both the probability for an event of default in the valuation analysis which would result in a mandatory prepayment of the outstanding principal and accrued and unpaid interest and the probability of the issuance of Common Shares under the Purchase Agreement to determine the estimated proceeds to be paid to the Lender along with a mandatory prepayment premium of 10%.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The Company did not transfer any assets or liabilities in or out of Level 3 during the years ended December 31, 2023 or 2022.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	December 31, 2023
Liabilities:
Warrant Liabilities – Public Warrants	1	$902
Warrant Liabilities – Private Placement Warrants	2	$728
Term Loan	3	$31,400
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
As noted above, the Company elected the fair value option for the Term Loan. The Monte Carlo simulation used to determine the fair value of the Term Loan is considered a Level 3 valuation method.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets. As of December 31, 2023 and 2022, the Company had no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight line basis over the term of the lease.
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
The interest rate used to determine the present value of the future lease payments is generally the Company’s incremental borrowing rate, because the interest rate implicit in the Company’s leases is usually not readily determinable. The incremental borrowing rate is estimated to approximate the Company's cost of borrowing on a collateralized basis with similar terms and payments, and in the economic environments where the leased assets are located.
The Company’s lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option in the measurement of its ROU assets and liabilities. The Company considers contractual factors such as the nature and terms of the renewal or termination, asset-based factors such as physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the lease term. The right-of-use assets are tested for impairment at least annually.
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

To support this core principle, the Company applies the following five step approach:
⮚Step 1: Identify the contract with the customer
The Company executes signed contracts with customers for services sold through either its direct sales force or various reseller channels. Payment terms on invoiced amounts are typically net 30 days or less. The Company does not offer rights of return for its services in the normal course of business.
In arrangements with re-sellers of the Company’s services, the re-seller is considered the customer and the Company does not have any contractual relationships with the re-sellers’ end users. For these arrangements, revenue is recognized at the amount charged to the re-seller.
Upon initiation of a customer contract, an assessment is conducted by the Company regarding the customer's ability to pay for the services rendered. This assessment encompasses various factors such as the customer's creditworthiness and past transaction history. Furthermore, periodic evaluations of customers' financial conditions are performed by the Company.
⮚Step 2: Identify the performance obligations
The Company’s contracts with customers often include multiple performance obligations. The Company's performance obligations are as follows:
•Subscription sales to access its QCaaS cloud platform
•Professional services related to the development and implementation of quantum computing applications
•Quantum computing application training
•Application support and maintenance
•Printed circuit boards.
Our contracts with customers may include renewals or other options at fixed prices, which typically do not represent a significant discount. Based on our assessment of standalone selling prices, we determined that there were no significant material rights provided to our customers requiring separate recognition.
⮚Step 3: Determine the transaction price
The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. The price for the Company’s offerings is fixed and stated in the contract with the customer. The Company has elected the practical expedient terms that permit an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less. The Company excludes from revenue government-assessed and imposed taxes on goods and services that are invoiced to customers.
⮚Step 4: Allocate the transaction price to the performance obligations
When the Company determines that its contracts with customers contain multiple performance obligations, for these arrangements, the Company allocates the transaction price based on the relative standalone selling price (“SSP”) basis method by comparing the SSP of each distinct performance obligation to the total value of the contract. The Company uses SSP for products and services sold together in a contract to determine whether there is a variable consideration (e.g. discount) to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP by considering its overall pricing objectives and market conditions, including cost plus a reasonable margin. Significant pricing practices taken into consideration include the Company’s discounting practices, the customer demographic, price lists, the Company's go-to-market strategy, historical and current sales, and contract prices. In instances where the Company does not sell or price a product or service separately, the Company maximizes the use of observable inputs by using information that may include market conditions.

⮚Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company’s QCaaS cloud platform and support and maintenance services are obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources. The Company uses the straight-line measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service periods. The Company’s professional services constitute an activity that creates benefits that the customer receives as the work is being performed. Therefore, professional services revenue is recognized over time using the labor hours incurred as input measure of progress. The Company’s training and circuit board performance obligations are satisfied at a point in time when control of the goods or service transfers from the Company to the customer.
Contract assets and contract liabilities
The timing of revenue recognition, billings and cash collections may result in accounts receivable, contract assets, and contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. A receivable is recorded in the period in which the Company provides services when it has an unconditional right to payment. Contract assets primarily relate to the value of services transferred to the customer for which the right to payment is not just dependent on the passage of time, such as when unbilled receivables are recorded for revenue recognized for work completed under professional services contracts for which the related milestone billing has not yet occurred. Contract assets are transferred to accounts receivable when rights to payment become unconditional.
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
The Company has elected to apply the practical expedient to expense contract acquisition costs as incurred when the expected amortization period is one year or less. The Company has not identified any material costs that are incremental to the acquisition of customer contracts that would be capitalized as deferred costs on the balance sheet in accordance with ASC 340-40. Accordingly, the Company has not capitalized any contract acquisition costs as of December 31, 2023 and 2022.
Cost of revenue
Cost of revenue consists of expenses related to delivering the Company’s services, which includes direct services costs and direct labor costs, including stock-based compensation, as well as depreciation and amortization related to the Company’s quantum computing systems and related software. These costs of revenue are expensed as incurred as they relate to performance obligations that are being simultaneously satisfied as the work is performed
Research and Development
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
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs totaled $0.3 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.
Stock-based compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees and directors to be recognized as expense based on the estimated fair value of the awards as of the grant date. The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock option awards, and the Company uses the quoted market closing price of its common stock as reported on the New York Stock Exchange as the grant date fair value for Restricted Stock Units (RSUs). Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the grant date and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the estimated fair value of share-based awards, including the option’s expected term, the price volatility of the underlying Common Shares, risk-free interest rates, and the expected dividend yield of the Common Shares. The assumptions used to determine the fair value of the stock awards represent management’s best estimates. As there is limited quoted price history for the Company's Common Shares, the Company has estimated the volatility of the Company's Common Shares using comparable publicly-traded peer companies. The Company's estimates involve inherent uncertainties and the application of judgment.
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
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.
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
Government assistance
The Company receives various forms of government assistance including (i) government grants, (ii) investment credits, and (iii) conditionally repayable loans with below- market interest rates (see "Sales of future revenues" above).
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
During the year ended December 31, 2022, the Company recorded Scientific Research and Experimental Development ("SR&ED") investment tax credits of $0.1 million, as an offset to its research and development expenses in its consolidated statements of operations and comprehensive loss. Upon entering into the transaction agreement on February 7, 2022, the Company is no longer a Canadian Controlled Private Corporation. As a result, beginning February 7, 2022, SR&ED investment tax credits can be applied to reduce income taxes payable to the Canadian government and any such investment tax credits that are not realized will be reflected as investment tax credit carryforwards. During year ended December 31, 2023, the Company did not record any SR&ED investment tax credits.

Recent accounting pronouncements issued and adopted
No recently issued accounting pronouncements that the Company has adopted have had a material effect on the Company's results of operations, cash flows or financial condition.
Recent accounting pronouncements not yet adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting--Improvements to Reportable Segment Disclosures, which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The guidance will first be effective in our annual disclosures for the year ending December 31, 2024, and will be adopted retrospectively unless impracticable. Early adoption is permitted. We are in the process of assessing the impact of ASU 2023-07 on our disclosures.
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The new guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. We are in the process of assessing the impact of ASU 2023-09 on our disclosures.
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

On August 2, 2022, the DPCM shareholders voted to approve the Merger. Management determined that once this vote had occurred, it was probable that D-Wave Quantum Inc. would be required to pay Lincoln Park the Commitment Fee associated with the Purchase Agreement. As such, on August 2, 2022, D-Wave Quantum Inc. incurred a $2.6 million liability payable to Lincoln Park, which was the amount of cash contractually required to settle the Commitment Fee. Other than the Commitment Fee liability, D-Wave Quantum, Inc. had no other assets, liabilities, or operations prior to the closing Date of the Merger on August 5, 2022.
The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, DPCM was treated as the "acquired" company for financial reporting purposes. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for further details. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of DPCM, accompanied by a recapitalization. The net assets of DPCM were stated at historical cost, with no goodwill or other intangible assets recorded.

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
The following table presents the number of shares of common stock issued immediately following the consummation of the Merger, PIPE Investment, and closing of the Purchase Agreement:

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
(3) In conjunction with the Merger, all of D-Wave Systems' non-redeemable convertible preferred stock was converted into D-Wave Systems' common stock. As a result, there were 112,106,972 shares of D-Wave Systems' common stock outstanding immediately prior to the Merger. In conjunction with the Merger, the number of Common Shares that former stockholders of D-Wave Systems' common stock received upon exchanging their shares in conjunction with the Merger was calculated by multiplying the 112,106,972 shares of D-Wave Systems' common stock outstanding by the Conversion Ratio, resulting in 99,736,752 shares of D-Wave Quantum Inc. common stock outstanding (including 48,409,601 Exchangeable Shares). During the year ended December 31, 2022, 1,889,029 Exchangeable Shares were exchanged for Common Shares. All fractional shares were rounded down.

4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Years ended December 31,
	2023	2022
Type of products or services
QCaaS	$4,895	$5,616
Professional services	3,816	1,478
Other revenue*	47	79
Total revenue	$8,758	$7,173
Timing of revenue recognition
Revenue recognized over time	$8,569	$6,960
Revenue recognized at a point in time	189	213
Total revenue	$8,758	$7,173
*Other revenue includes support and maintenance and printed circuit board sales.
Geographic Information
The following table presents a summary of revenue by geography for the years ended December 31, 2023 and 2022, based on customer location:

	Years ended December 31,
	2023	2022
United States	$3,325	$3,342
Germany	1,268	1,150
Japan	909	1,241
Other	3,256	1,440
Total revenue	$8,758	$7,173
"Other" includes the rest of Europe, the Middle East, Africa, Asia, Canada and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. The Company has not had any sales in China, Russia or Ukraine.
Significant customers
The Company had significant customers during the years ended December 31, 2023 and 2022. A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the year end.
The tables below present the significant customers on a percentage of total revenue basis for the years ended December 31, 2023 and 2022.

	Years ended December 31,
	2023	2022
Customer A	12%	14%
Customer B	11%	12%
Customer C	11%	11%
As of each of December 31, 2023 and 2022, there were three and two significant customers, respectively, that comprised ten percent or more of outstanding accounts receivable balances.
All revenue derived from major customers above are included in the United States, Germany and other European countries during the year ended December 31, 2023 and the United States and Germany during the year ended December 31, 2022.

Contract balances
The following table provides information about account receivable, contract assets and liabilities as of December 31, 2023 and December 31, 2022 (in thousands):

	As of December 31,
	2023	2022
Trade accounts receivable and contract assets, net:
Trade account receivable, excluding unbilled receivables	$644	$757
Contract asset for unbilled receivables[1]	$1,008	$58

Contract liabilities:
Deferred revenue, current	2,669	1,781
Deferred revenue, non-current	79	9
Customer deposit[2]	45	45
Total contract liabilities	$2,793	$1,835
1As of December 31, 2022, unbilled receivables was classified as prepaid expenses and other current assets on the consolidated balance sheets.
2Customer deposit is included in accrued expenses and other current liabilities on the consolidated balance sheets.
The allowance for doubtful accounts was immaterial as of December 31, 2023 and December 31, 2022.
The following table presents the revenue recognized in the consolidated statements of operations that was previously included within contract liabilities:

	Years ended December 31,
	2023	2022
Revenue	$1,790	$2,719
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Years ended December 31,
	2023	2022
Balance at beginning of period	$1,790	$2,719
Deferral of revenue	7,089	5,325
Recognition of deferred revenue	(6,131)	(6,254)
Balance at end of period	$2,748	$1,790
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
As of December 31, 2023, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $5.0 million, of which approximately 73% is expected to be recognized to revenue in the next 12 months and substantially all of the remainder will be recognized within 3 years. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.

5. BALANCE SHEET DETAILS
Inventories

Inventories consisted of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$2,052	$2,170
Work-in-process	26	26
Total inventories	$2,078	$2,196

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued expenses:
Accrued transaction costs	$—	$2,459
Accrued professional services	1,092	1,858
Accrued compensation and related benefits	2,581	1,641
Other accruals	961	233
Other current liabilities:
Other payroll expenses	664	451
Customer deposit	45	45
Total accrued expenses and other current liabilities	$5,343	$6,687
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid expenses:
Prepaid services	$386	$391
Prepaid software	543	559
Prepaid rent	150	96
Prepaid commissions	64	268
Prepaid insurance	454	697
Other prepaid	272	89
Other current assets:
Directors and Officers insurance	36	1,449
Unbilled receivables	—	58
Security deposits	18	36
Tax receivable	86	—
Total prepaid expenses and other current assets	$2,009	$3,643

Other non-current assets
Other non-current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Investment in securities	$1,168	$1,168
Long-term deposits	189	183
Total other non-current assets	$1,357	$1,351
6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Quantum computer systems	$13,712	$13,714
Lab equipment	6,839	6,666
Computer equipment	3,703	3,545
Leasehold improvements	1,075	1,075
Furniture and fixtures	381	319
Construction-in-progress	894	86
Total property and equipment	26,604	25,405
Less: Accumulated depreciation	(24,053)	(23,111)
Total property and equipment, net	$2,551	$2,294
Depreciation expense for the years ended December 31, 2023 and 2022 was $0.9 million and $1.3 million, respectively.

7. INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Capitalized software	$1,199	$1,152
Other intangible assets	46	45
Total intangible assets	1,245	1,197
Less: Accumulated amortization	(1,066)	(953)
Total intangible assets, net	$179	$244
Amortization expense for the years ended December 31, 2023 and 2022 was $0.1 and $0.1 million, respectively.

8. LOANS PAYABLE, NET
As of December 31, 2023 and 2022 loans payable, net, consisted of the SIF Loan (as defined below), the Venture Loan (as defined below), the TPC loan (as defined below), the financing of the Company's D&O insurance premiums and the Term Loan. The following tables show the component of loans payable (in thousands):

		As of December 31,
	Effective Interest Rate	2023	2022
Loans payable, net, current:
TPC Loan, due 2024	Interest free	$399	$399
Financing of directors and officers insurance, due 2023	4.24%	—	1,449
Other loans payable, current	Interest free	—	15
Total loans payable, net, current		$399	$1,863
Loans payable, net, non-current:
SIF Loan[1]		$32,072	$30,434
Term Loan, due 2027	11.00%	31,400	—
TPC Loan, due 2025	Interest free	378	734
Total loans payable, net, non-current		$63,850	$31,168
1Refer below for additional information on the SIF Loan repayment period and effective interest rate.
The following table shows the component of the Company's current indebtedness carried at fair value and amortized cost:

	As of December 31,
	2023	2022
SIF Loan	$32,072	$30,434
TPC Loan, due 2025	378	734
Total loans payable, net, non-current, at amortized cost	32,450	31,168
Fair value option - Term Loan	31,400	—
Total loans payable, net, non-current	$63,850	$31,168
TPC loan
In the period spanning 2010 through 2021, the Company received funding totaling C$12.5 million from Technology Partnerships Canada ("the TPC Loan"). On November 23, 2020, an amendment forgave C$5.0 million of unpaid accrued debt principal and interest from prior years. Additionally, the amendment waived the interest charge on the remaining C$2.5 million of principal and revised the repayment schedule to C$500,000 due annually on April 30, from 2021 to 2025.
The estimated fair value of the TPC Loan (Level 2) at December 31, 2023 was $0.7 million. The fair value of the TPC Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
Promissory notes
Refer to Note 13 - Promissory note - related party for additional information regarding the promissory notes.
SIF Loan
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million ("the SIF Loan"). As of December 31, 2023, the Company had received the full C$40.0 million in eight tranches between November 2020 and December 2023. Funds from the SIF Loan are to be used for projects involving the adaptation of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.

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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. The Canadian government conditionally approved the transaction with DPCM on May 9, 2022, with all conditions met on the closing date of the Merger. As of December 31, 2023, the Company is not aware of events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of December 31, 2023 and 2022, the Company calculated a weighted average effective interest rate for all tranches of 2.46% and 2.50%, respectively based on the most recent revenue projections at each reporting date. For the year ended December 31, 2023 and 2022, the Company recognized gains related to catch-up method adjustments to the accrued interest portion of the loans payable, net balance of $2.9 million and $0.6 million, respectively, which are included in interest expense on the consolidated statements of operations and comprehensive loss.
The estimated fair value of the SIF Loan (Level 3) at December 31, 2023 was $5.5 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenue for the Company and the appropriate discount rate.
Venture Loan
On March 3, 2022, the Company entered into a Venture Loan and Security Agreement (the "Venture Loan") with PSPIB Unitas Investments II Inc. ("PSPIB"), a related party to the Company's largest shareholder. Under the Venture Loan, the Company had the ability to borrow up to an aggregate principal amount of $25.0 million in three tranches, subject to certain terms and conditions. The loan was subject to a per annum interest rate as published in the Wall Street Journal or any successor publication as the “prime rate” plus 7.25% provided that the Wall Street Journal prime rate is not less than 3.25% and if found to be less than 3.25%, such rate would be deemed to be 3.25%. The maturity date of the loan was defined as the earliest of December 31, 2022, or the closing of the Merger, or the date of acceleration of such loan following an event of default. During the year ended December 31, 2022, the Company received $20.0 million in loan proceeds that were recorded in current loans payable in its consolidated balance sheet, $15.0 million of which was received on March 3, 2022 and $5.0 million of which was received on June 30, 2022. All obligations under the Venture Loan were repaid upon the completion of the Merger on August 5, 2022.
Term Loan
On April 13, 2023, the Company entered into the Term Loan with PSPIB, a related party to the Company's largest shareholder. Under the Term Loan, term loans in aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions.
The Term Loan matures on March 31, 2027, is secured by a first-priority security interest in substantially all of the Company's assets and contains certain operational and financial covenants, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The Term Loan is subject to a 2% drawdown fee and requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan. Such repayments are subject to a premium payment equal to 10% of the amount then prepaid to the Lender, in addition to the regular prepayment premium applicable on that date, except as modified by the amendment to the Term Loan as discussed below. The Term Loan is subject to a prepayment premium due to the Lender equal to 3% of the amount prepaid/repaid within the first year of the Closing Date, 2% in the second year, 1% in the third year and no prepayment premium thereafter. At the Company's discretion, the Term Loan bears interest on a monthly basis at either (i) 10.0% payable in cash, or (ii) 11.0% payable in kind ('PIK'), with the latter added to the principal value of the Term Loan. For the year ended December 31, 2023, the Company recognized $2.0 million in PIK interest expense related to the Term Loan. The PIK interest expense is included in interest expense on the Consolidated Statements of Operations and Comprehensive Loss.

Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The first and second tranche of the Term Loan, each in an aggregate principal amount of $15.0 million, were advanced to D-Wave on April 14, 2023 and July 13, 2023, with the third tranche of $20.0 million to be made automatically available to the Company subject to the satisfaction of certain conditions. For year ended December 31, 2023, the Company has recorded debt issuance cost of $2.1 million as other expense in its consolidated statements of operations and comprehensive loss. PSPIB has agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the fiscal quarters ended June 30, 2023 and September 30, 2023. As of December 31, 2023, the Company was in compliance with the covenants under the Term Loan.
The availability of the third tranche is subject to the Company closing a $25.0 million non-dilutive financing on terms reasonably acceptable to the Lender, the intellectual property valuation report submitted as a condition precedent to the second tranche remaining satisfactory to the Lender and providing a board-approved operating budget for 2023 through 2027 by August 31, 2023 that is satisfactory to the Lender. The deadline to provide the operating budget was extended to December 31, 2023 from August 31, 2023 by the fourth amendment to the Term Loan dated October 6, 2023, and the budget was provided prior to the extended deadline. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche.
The Term Loan was amended such that the Company may issue up to $50.0 million under the Lincoln Park Purchase Agreement without the requirement to pay down the Term Loan to the extent that the proceeds under the Purchase Agreement were received prior to December 31, 2023. As amended, the Term Loan requires that any proceeds from the issuance of Common Shares under the Purchase Agreement in excess of $50.0 million shall be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10% of the amount then prepaid to the Lender.
Any unrealized gains or losses on the Term Loan is included in change in fair value of term loan on the consolidated statements of operations and comprehensive loss.
We classified the Term Loan as a Level 3 fair value measurement and used the binomial lattice model and the Monte Carlo simulation model to calculate the fair value. Key inputs for the simulations are summarized below.

As of 12/31/2023
Weighted-average risk-free rate	5.40% Range: 5.25% to 5.60%
Default Trigger Event probability	5.00% on July 1 2024
ELOC financing trigger event probability	25.00% from December 31, 2023 through July 1, 2024
Weighted-average market yield rate (Default Trigger Event)	13.54% Range: 12.68% to 13.54%
Weighted-average market yield rate (Call Option)	12.51% Range: 11.10% to 13.48%
Weighted-average market yield volatility	5.00%
The following table summarizes the difference between the fair value and the amortized cost of the Term Loan as of December 31, 2023:

	Amortized Cost	Unrealized Gains	Fair Value
Term Loan, due 2027	$32,040	$640	$31,400
The following table summarizes the changes in the Term Loan:

Year ended December 31, 2023
Beginning balance	$—
Proceeds	30,000
PIK interest expenses	2,040
Change in fair value	(640)
Ending balance	$31,400

Financing of directors and officers insurance
In conjunction with the Business Combination, the Company entered into a Directors and Officers insurance policy on August 5, 2022 with a total premium, taxes and fees totaling $2.8 million. The insurance may cover certain liabilities arising from the Company’s obligation to indemnify its directors and certain of its officers and employees, and former officers, directors, and employees of acquired companies, in certain circumstances. Under the terms of the insurance financing, payments of $0.3 million, which include interest at the rate of 4.24% per annum, are due each month for nine months commencing on September 5, 2022. The total outstanding directors and officers insurance due as of December 31, 2023 and 2022 was zero and $1.4 million, respectively.
9. LEASES
The Company leases real estate, including offices and manufacturing facilities and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from 6 months to 10 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use of assets and lease liabilities.
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
The following table presents the components of lease cost (in thousands):

	Years ended December 31,
	2023	2022
Operating lease cost	$1,675	$1,766
Variable lease cost	$416	$263
Sublease income	$125	$260

The following table presents the weighted-average lease terms and discount rates for operating leases:

	As of December 31,
	2023	2022
Lease term and discount rate:
Weighted average remaining lease term in years:
Operating leases	9.7	2.8

Weighted average discount rate(1):
Operating leases	9.5%	17.0%
(1) For the lease contracts denominated in foreign currencies, the weighted average discount rate was calculated by converting the foreign currency amounts to equivalent amounts in USD.
Future minimum operating lease payment under non-cancelable leases as of December 31, 2023, were as follows (in thousands):

Operating Leases
Year ended December 31,
2024	$1,374
2025	1,187
2026	1,219
2027	1,251
2028	1,281
Thereafter	6,778
Total future minimum lease payments	13,090
Less: Interest	(4,688)
Total lease liabilities	$8,402

10. INCOME TAXES
Income tax expense
The following table presents domestic and foreign components of loss before income taxes for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Domestic	$(42,502)	$(11,214)
Foreign	(40,213)	(42,488)
Total net loss before income taxes	$(82,715)	$(53,702)

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$54,625	$55,430
Research and development credit carryforward	15,468	13,304
Scientific research and experimental development deductions	33,321	30,064
Depreciation and amortization	6,349	5,943
Start-up costs	873	978
Stock-based compensation	498	547
Loan payable	—	81
Other accruals and reserves	654	888
Total deferred tax assets	111,788	107,235
Valuation Allowance	(110,981)	(106,919)
Total deferred tax assets, net	$807	$316
Deferred tax liabilities:
Convertible notes	—	(1)
Marketable securities	(315)	(315)
Loan payable	(492)	—
Total deferred tax liabilities	(807)	(316)
Net deferred tax assets (liabilities)	$—	$—
The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been utilized, the foreign rate differential related to subsidiary earnings, and other permanent differences.
A summary reconciliation of the effective tax rate calculated at the US federal rate for 2023 and 2022 is as follows:

	Years ended December 31,
	2023	2022
US federal tax rate	21%	21%
State tax	—%	1%
Foreign losses taxed at different rates	3%	5%
Return to provision adjustments	(16)%	(1)%
Stock-based compensation	(6)%	(3)%
Research and development credits	5%	5%
Permanent differences	(2)%	(23)%
Other	—%	—%
Change in valuation allowance	(5)%	(5)%
Effective tax rate	—%	—%
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain.
As of December 31, 2023, the Company maintained a valuation allowance with respect to its subsidiaries’ net operating losses that it believes is more likely than not that the deferred tax asset will not be realized. The Company will continue to reassess the valuation allowance annually and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

As of December 31, 2023, the Company has Canadian tax loss carryforwards of approximately $118.9 million expiring between 2033 and 2043 as well as Scientific Research and Experimental Development expenditures of approximately $123.5 million that can be carried forward indefinitely, which are available to be applied against future taxable income. In addition, the Company has investment tax credits of approximately $17.3 million expiring between 2028 and 2043 that are available to be applied against future Canadian federal income taxes payable. The Company has provincial investment tax credits of approximately $2.7 million expiring in 2032 and 2033 that are available to be applied against future Canadian provincial income taxes payable.
The Company also has US tax loss carryforwards of approximately $67.8 million which may be applied against future taxable income, of which $15.6 million will expire between 2032 and 2037, while $52.2 million can be carried forward indefinitely. Future utilization of US tax loss carryforwards is subject to certain limitations under the Internal Revenue Code ("IRC"), including limitations under IRC section 382. The Company's US tax loss carryforwards may be limited by IRC section 382. However, those limitations do not have a significant impact to the financial statements since there is no utilization of the tax loss carryforwards and a full valuation allowance exists against the net operating losses.
The Company files income tax returns in the US, Canada, and various foreign and state jurisdictions. The 2014 to 2023 tax years remain subject to examination by the US federal and state tax authorities. The 2019 to 2023 tax years remain subject to examination by Canadian tax authorities.
The Company has unrecognized tax benefits of $0.7 million as of December 31, 2023. No amount of the unrecognized tax benefits would affect the effective tax rate because any tax benefits would result in adjustments to a related deferred tax asset that are offset by a valuation allowance. The Company has not accrued for any interest or penalties as of December 31, 2023.
The total gross unrecognized tax benefits remained unchanged throughout the year ended December 31, 2023.
11. WARRANT LIABILITIES

Public and Private Warrants
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants and 8,000,000 DPCM private warrants. During the year ended December 31, 2023, no DPCM public or private warrants were exercised.
As of December 31, 2023, the Company has 17,916,609 Warrants outstanding. As part of the Merger, as described in Note 3 - Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
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
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the Conversion Ratio (as defined below). The warrants vest based on various contractual milestones. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. During the year ended December 31, 2023, no Warrant Preferred Shares were vested or probable of vesting.
The Company estimated the fair value of D-Wave Systems Warrant Shares on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each warrant. The estimated fair value of the Common Shares was based on the Common Share offering price due to its proximity to the grant date of the Warrant Shares. The estimated term is based on the contractual life of the Warrant Shares. The remaining assumptions were developed consistent with the methodologies described further in Note 12 - Stock-based compensation. The fair value of the Warrant Preferred Shares at the date of issuance was determined to be $1.1 million.
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
2022 Equity Incentive Plan
In connection with the Merger (Note 3), the shareholders approved the D-Wave Quantum Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on August 5, 2022, which became effective immediately upon the closing of the Merger. The aggregate number of Common Shares reserved for future issuance under the 2022 Plan is 22,767,361 shares as of December 31, 2023. The number of shares reserved for issuance under the 2022 Plan will automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the fully-diluted Common Shares outstanding on December 31 of the preceding year; provided, however, that the Board of Directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of Common Shares. The Board of Directors provided that there would be no automatic increase to the share reserve on January 1, 2024. While the 2022 Plan allows for the issuance of awards with a service condition, a performance condition, a market condition, or some combination of the three, to date, the Company has only issued awards subject to a service condition. Awards issued under the 2022 Plan have vesting periods ranging from under one year to four years from the original grant date, and all awards issued to date under the 2022 Plan will expire ten years from the original grant date.
Share-based compensation awards are settled by issuing new shares.

Stock option valuation
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and has used this method during the years ended December 31, 2023 and 2022. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
⮚Risk-Free Interest Rate. The Company estimates its risk-free interest rate by using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term.
⮚Expected Term. The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding.
⮚Expected Volatility. Given the limited quoted price history for the Common Shares, the expected volatility is based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data.
⮚Expected Dividend Yield. The Company has not declared or paid dividends to date and does not anticipate declaring dividends.
Before the Merger on August 5, 2022, the Company used the SAB Topic 14 Simplified Method to estimate the expected term of employee awards, given limited historical exercise data. For options vesting before the grant date, the remaining vesting term at the grant date is used. Also, pre-Merger, the fair value of Common Shares was estimated using objective and subjective factors, including third-party valuations, preferred stock attributes, lack of marketability, actual financial results, business conditions, projections, likelihood of a liquidity event, and precedent transactions.
No stock options were granted in the year ended December 31, 2023. The assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2022 are as follows:

Year ended December 31,
2022
Expected dividend yield	—
Expected volatility	36.6%
Expected term (years)	6.1
Risk-free interest rate	3.0%
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2021	16,336,134	0.81	8.55	80,179
Granted	1,500,081	10.07	—	—
Exercised	(1,380,609)	0.81	—	1,981
Forfeited	(1,050,228)	1.43	—	—
Expired	(17,832)	0.81	—	—
Outstanding as of December 31, 2022	15,387,546	1.76	7.12	8,763
Granted	—	—	—	—
Exercised	(2,337,364)	0.91	—	1,723
Forfeited	(1,585,735)	3.88	—	—
Expired	—	—	—	—
Outstanding as of December 31, 2023	11,464,447	1.64	6.80	—
Options exercisable as of December 31, 2023	10,014,807	1.33	6.64	—
Options unvested as of December 31, 2023	1,449,640	3.79	7.87	—

As of December 31, 2023, out of the total 11,464,447 options that have been issued and are currently outstanding, 10,547,844 options were granted under the 2020 Plan. These options will be converted applying the Conversion Ratio into a maximum of 9,383,963 Common Shares upon exercise.
The weighted-average grant date fair value of stock options granted during the year ended December 31, 2022 was $4.11 per share.
During the year ended December 31, 2023, a total of 1,486,279 options vested. The total fair value of the options vested during the years ended December 31, 2023 was $3.8 million.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Common Shares for those stock options that had exercise prices lower than the fair value of the Common Shares.
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
Common stock warrants
On April 14, 2022, 617,972 common stock warrants of D-Wave Systems with an exercise price of $1.75 expired. As of December 31, 2023 and 2022, there were no common stock warrants outstanding.
Restricted stock unit awards
The following table summarizes the RSU activity and related information under the 2022 Plan:

	Number of Outstanding	Weighted average Grant Date Fair Value ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Unvested as of December 31, 2021	—	—	—	—
Granted	8,278,317	5.72	—	—
Forfeited	(135,013)	0.12	—	—
Vested	—	—	—	—
Unvested as of December 31, 2022	8,143,304	5.69	9.81	11,757
Granted	4,567,933	0.89	—	—
Forfeited	(1,949,432)	4.16	—	—
Vested	(3,715,992)	5.49	—	—
Unvested as of December 31, 2023	7,045,813	3.13	9.08	6,201
The total fair value of the RSUs vested during the years ended December 31, 2023 was $20.4 million.
Employee Stock Purchase Plan
In August 2022, the Company established the 2022 Employee Stock Purchase Plan (the "ESPP"), providing eligible employees of the Company and designated subsidiaries an opportunity to purchase the Company's common shares at discounted rates. An eligible employee is defined as someone who: (i) is regularly employed by the Company or its designated subsidiaries for at least 20 hours per week and more than five months in a calendar year, and (ii) is classified as an employee for tax purposes. Regarding the Non-423 Component, any employee of the Company or its affiliates, as determined by a committee appointed by the Board, is eligible.

Management will compute compensation expense by combining three components: (i) a 15% discount offered, (ii) a call option on 0.85 share of stock with an exercise price equal to the fair market value, and (iii) a put option on 0.15 share of stock with an exercise price equal to the fair market value. The requisite service period is the six-month purchase period. Any reductions in withholding amounts (or percentages) will be disregarded for compensation cost recognition. If a participant or the plan is terminated, management will reverse any expense accrued for unvested shares. Should an employee opt to increase withholding during an enrollment period within the plan term, modification accounting will determine the incremental fair value associated with the modified award. As of December 31, 2023, the maximum number of common shares to be issued under the ESPP is 9,345,408. During the year ended December 31, 2023, 467,388 shares of common shares were issued under the ESPP, and compensation cost recognized related to the ESPP was $0.4 million.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2023	2022
Cost of revenue	$1,272	$379
Research and development	8,286	3,141
General and administrative	11,356	2,615
Sales and marketing	1,005	3,029
Total stock-based compensation	$21,919	$9,164
As of December 31, 2023, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $22.8 million. This amount is based on an estimated future forfeiture rate of 2.7% per year and will be recognized over a weighted-average period of approximately 1.3 years.

13. PROMISSORY NOTE - RELATED PARTY
Venture Loan
On March 3, 2022, the Company entered into the Venture Loan with PSPIB, a related party to the Company's largest shareholder. Refer to Note 8 - Loans payable, net for further description of the Venture Loan.
Term Loan
On April 13, 2023, the Company entered into the Term Loan, by and between the Company and PSPIB, a related party to the Company's largest shareholder. Refer to Note 8 - Loans payable, net for further description of the Term Loan.
Promissory notes
On February 28, 2022, an affiliate of DPCM entered into an unsecured promissory note of up to $1.0 million with the Sponsor (the "Affiliate Note"). The purpose of the Affiliate Note was to provide DPCM with additional working capital. All amounts drawn on the Affiliate Note were provided directly to DPCM. The Affiliate Note is not convertible and bears no interest. The principal balance of the Affiliate Note was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective. A total of $0.2 million was drawn on the Affiliate Note.
In connection with the Merger, the Affiliate Note was assumed by the Company and was amended and restated effective December 31, 2022. The amended and restated note has identical terms as the Affiliate Note except that the Company must pay the principal balance in four equal installments on April 30, 2023, June 30, 2023, August 31, 2023, and October 31, 2023.
On April 13, 2022, DPCM entered into an unsecured promissory note of up to $1.0 million with the Sponsor (the "DPCM Note"). The purpose of the DPCM Note was to provide DPCM with additional working capital. All amounts drawn on the DPCM Note were provided directly to DPCM. The DPCM Note is not convertible and bears no interest. The principal balance of the DPCM Note was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective. A total of $0.2 million was drawn on the DPCM Note.
In connection with the Merger, the DPCM Note was assumed by the Company and was amended and restated effective December 31, 2022. The amended and restated note has identical terms as the Affiliate Note except that the Company was to pay the principal balance in equal installments on December 31, 2022, March 31, 2023, and June 30, 2023.
In February 2023, these DPCM Notes were further amended and restated such that the Company was to pay the principal balance in four equal installments on each of April 30, 2023, June 30, 2023, August 31, 2023, and October 31, 2023.
As of December 31, 2023, the DPCM Notes and the Affiliate Notes had been repaid in full.
The execution of the amended and restated Affiliate Note and the amended and restated DPCM Note are related party transactions as these notes are payable to affiliates of the Company.
Short swing profit settlement
For the year ended December 31, 2023, the Company recorded approximately $0.2 million related to the short swing profit settlement remitted by a shareholder of the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in-capital in the consolidated balance sheets as of December 31, 2023, and in the consolidated statements of stockholder's (deficit) equity, as well as in cash provided by financial activities in the consolidated statement of cash flows for the year ended December 31, 2023.
14. COMMITMENTS AND CONTINGENCIES
Lease obligations
Refer to Note 9 - Leases for a description of the Company's lease obligations as of December 31, 2023.
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
As of December 31, 2023 and 2022, the Company was not subject to any material litigation or pending litigation claims.
15. NET LOSS PER SHARE
As a result of the Merger (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to August 5, 2022 to give effect to the Conversion Ratio used to determine the number of Common Shares into which they were converted.
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the year ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	Years ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(82,715)	$(53,702)
Denominator:
Weighted-average common stock outstanding	137,993,736	119,647,777
Net loss per share attributable to common stockholders - basic and diluted	$(0.60)	$(0.45)
For the years ended December 31, 2023 and 2022 the Company’s potentially dilutive securities were stock options, the Warrant Shares, the Public Warrants and Private Warrants, and the warrants to purchase Common Shares and preferred stock.
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Years ended December 31,
	2023	2022
Public Warrants as converted to Common Shares (Note 11)	14,420,065	14,420,065
Private Warrants as converted to Common Shares (Note 11)	11,633,060	11,633,060
D-Wave Systems Warrant Shares as converted to Common Shares (Note 11)	1,155,713	2,889,282
Stock options issued and outstanding	10,300,567	13,689,638
Unvested restricted stock unit awards	7,045,813	—
Total	44,555,218	42,632,045

16. STOCKHOLDERS' EQUITY

Preferred Stock
As of December 31, 2023, D-Wave Quantum Inc. is authorized to issue up to 20,000,000 shares of preferred stock. D-Wave Quantum Inc. has not issued any shares of preferred stock as of December 31, 2023 and 2022. As no shares have been issued, D-Wave Quantum Inc. preferred stock is not reflected on the consolidated balance sheet.

Equity Purchase Agreement
On June 16, 2022, the Company entered into a common stock purchase agreement with Lincoln Park. The Purchase Agreement provides that, subject to the terms and conditions, the Company has the right, but not the obligation, to sell to Lincoln Park up to $150.0 million in Common Shares over a 36-month period commencing on October 26, 2022. As of December 31, 2023, the Company has cumulatively received $67.9 million in proceeds through the issuance of 44,026,644 Common Shares to Lincoln Park under the Purchase Agreement. The purchase price per share of the shares sold is based on the market price prevailing immediately preceding the time of sale as computed under the Purchase Agreement. The Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any Common Shares if the closing price of the Common Shares is less than $1.00. The agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty.
Common Stock
As of December 31, 2023, the Company had 161,113,744 shares of common stock outstanding, comprised of 46,520,612 Exchangeable Shares and 114,600,246 Common Shares. At any time and at their election, holders of Exchangeable Shares can exchange their shares for Common Shares on a one-for-one basis. In addition, holders of Exchangeable Shares have the same rights with respect to voting, dividends, and liquidation, dissolution, and winding up, as holders of Common Shares. As such, the Exchangeable Shares are identical in substance to Common Shares and, therefore, are treated as shares of common stock of the Company.
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
17. GEOGRAPHIC AREAS
The following table sets forth the long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, by geographic area as follows (in thousands):

	Years ended December 31,
	2023	2022
Canada	$10,562	$10,953
United States	212	474
Total long-lived assets	$10,774	$11,427

18. EMPLOYEE BENEFIT PLANS
We currently maintain a 401(k) retirement savings plan for our US employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company did not make any matching contributions for the years ended years ended December 31, 2023 and 2022.
19. SUBSEQUENT EVENTS
The Company has evaluated all events occurring through March 29, 2024, the date on which the consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:
Zapata AI Collaboration
On February 8, 2024, the Company entered into a collaboration arrangement with Zapata Computing, Inc. ("Zapata") to develop and bring to market commercial applications that combine the power of generative AI and quantum computing technologies. Simultaneously, Zapata purchased a multi-year subscription to the Company's Leap quantum cloud service. As part of the collaboration, the Company invested $1.0 million in Zapata's Senior Secured Convertible Notes (the "Zapata Notes"). The Zapata Notes bear interest at 15% per annum and mature on December 15, 2026. The Zapata Notes are convertible at the option of the Company into the common stock of Zapata at a conversion price of either i) $4.50 per share if the Notes are voluntarily converted as part of the closing of a De-SPAC transaction, or ii) $8.50 per share if converted at any other time prior to maturity. The conversion prices may be adjusted in the event of stock split, recapitalization, or similar corporate action. The Zapata Notes are secured by substantially all of the assets of Zapata.
NYSE Listing Standards Compliance
On March 1, 2024, the NYSE provided D-Wave with a notification letter of recompliance based on a calculation of the Company’s average closing share price for the 30 trading days ended February 29, 2024, which reflected an average closing share price above the NYSE’s $1.00 minimum requirement. D-Wave will continue to be traded on the NYSE, subject to its continued compliance with all applicable listing standards.