Form 10-Q
period 2024-03-31
D-Wave Quantum Inc.
filed 2024-05-13
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 10, 2024, there were outstanding 126,380,683 shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 44,889,286 exchangeable shares outstanding as of May 10, 2024, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding D-Wave Quantum’s and D-Wave Quantum’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Factors that might cause or contribute to a material difference include those risks discussed below and in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC”). You should not place undue reliance on these forward-looking statements in making an investment decision with respect to the securities offered under this Report. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond the control of D-Wave Quantum. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. All forward-looking statements set forth in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included our most recent Annual Report on Form 10-K. These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash	$27,304	$41,307
Trade accounts receivable, net	1,735	1,652
Inventories	2,079	2,078
Prepaid expenses and other current assets	2,569	2,009
Total current assets	33,687	47,046
Property and equipment, net	2,909	2,551
Operating lease right-of-use assets	7,879	8,223
Intangible assets, net	302	179
Other non-current assets	3,828	1,357
Total assets	$48,605	$59,356

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$1,037	$1,465
Accrued expenses and other current liabilities	6,007	5,343
Current portion of operating lease liabilities	1,448	1,374
Loans payable, net, current	369	399
Deferred revenue, current	1,999	2,669
Total current liabilities	10,860	11,250
Warrant liabilities	4,282	1,630
Operating lease liabilities, net of current portion	6,978	7,028
Loans payable, net, non-current (including $31,100 and $31,400 as of March 31, 2024 and December 31, 2023, respectively, at fair value)	63,043	63,850
Deferred revenue, non-current	399	79
Total liabilities	$85,562	$83,837

Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both March 31, 2024 and December 31, 2023; 161,675,010 shares and 161,113,744 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	16	16
Additional paid-in capital	473,870	469,081
Accumulated deficit	(500,373)	(483,061)
Accumulated other comprehensive loss	(10,470)	(10,517)
Total stockholders' deficit	(36,957)	(24,481)
Total liabilities and stockholders’ deficit	$48,605	$59,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenue	$2,465	$1,583
Cost of revenue	806	1,162
Total gross profit	1,659	421
Operating expenses:
Research and development	8,525	10,915
General and administrative	7,566	11,296
Sales and marketing	3,084	2,900
Total operating expenses	19,175	25,111
Loss from operations	(17,516)	(24,690)
Other income, net:
Interest expense	(1,140)	(212)
Change in fair value of Term Loan	1,199	—
Gain on investment in marketable equity securities	1,660	—
Change in fair value of warrant liabilities	(2,652)	638
Other income (expense), net	1,137	(142)
Total other income, net	204	284
Net loss	$(17,312)	$(24,406)
Net loss per share, basic and diluted	$(0.11)	$(0.20)
Weighted-average shares used in computing net loss per share, basic and diluted	161,308,490	123,144,097

Comprehensive loss:
Net loss	$(17,312)	$(24,406)
Foreign currency translation adjustment, net of tax	47	(19)
Net comprehensive loss	$(17,265)	$(24,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2023	161,113,744	16	469,081	(483,061)	(10,517)	(24,481)
Issuance of common stock under stock-based compensation plans	561,266	—	8	—	—	8
Stock-based compensation	—	—	5,515	—	—	5,515
Tax withholding related to vesting of restricted stock units	—	—	(734)	—	—	(734)
Foreign currency translation adjustment, net of tax	—	—	—	—	47	47
Net loss	—	—	—	(17,312)	—	(17,312)
Balances at March 31, 2024	161,675,010	16	473,870	(500,373)	(10,470)	(36,957)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2023
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2022	113,335,530	11	381,274	(400,346)	(10,402)	(29,463)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	13,239,654	1	15,682	—	—	15,683
Issuance of common stock under stock-based compensation plans	598,368	—	546	—	—	546
Stock-based compensation	—	—	6,755	—	—	6,755
Short-swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(19)	(19)
Net loss	—	—	—	(24,406)	—	(24,406)
Balances at March 31, 2023	127,173,552	12	404,501	(424,752)	(10,421)	(30,660)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(17,312)	$(24,406)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	229	339
Stock-based compensation	3,509	6,755
Amortization of operating right-of-use assets	199	206
Non-cash interest expense	1,093	195
Change in fair value of Warrant liabilities	2,652	(638)
Change in fair value of Term Loan	(1,199)	—
Gain on marketable securities	(1,660)	—
Unrealized foreign exchange loss (gain)	(994)	84
Change in operating assets and liabilities:
Trade accounts receivable	(42)	215
Inventories	(19)	(59)
Prepaid expenses and other current assets	(559)	767
Trade accounts payable	(538)	1,858
Accrued expenses and other current liabilities	2,597	1,214
Deferred revenue	(350)	46
Operating lease liability	343	(150)
Other non-current assets	(68)	—
Net cash used in operating activities	(12,119)	(13,574)
Cash flows from investing activities:
Purchase of property and equipment	(305)	(64)
Purchase of convertible note (Note 4)	(1,000)	—
Sales of marketable equity securities (Note 4)	254	—
Expenditures for internal-use software	(67)	—
Purchase of software	(87)	(12)
Net cash used in investing activities	(1,205)	(76)
Cash flows from financing activities:
Proceeds from Lincoln Park Purchase Agreement	—	15,683
Proceeds from issuance of common stock upon exercise of stock options	8	546
Payment of tax withheld for common stock issued under stock-based compensation plans	(734)	—
Short swing profit settlement	—	244
Debt payments	—	(881)
Net cash provided by (used in) financing activities	(726)	15,592
Effect of exchange rate changes on cash and cash equivalents	47	(19)
Net increase (decrease) in cash and cash equivalents	(14,003)	1,923
Cash and cash equivalents at beginning of period	41,307	7,065
Cash and cash equivalents at end of period	$27,304	$8,988
Supplemental disclosure of non-cash investing and financing activities:
Inventory applied to capital projects	$18	$—
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	365	—
Purchases of property and equipment included in accounts payable	234	—
Bonus settled in vested share based compensation awards	2,006	—
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission ("SEC"). In the opinion of the Company, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the condensed consolidated statements of operations and comprehensive loss, condensed consolidated balance sheets, and condensed consolidated statements of cash flows. Interim results should not be regarded as indicative of results that may be expected for any other period or the entire year.
The interim condensed consolidated financial statements included herein have been prepared on the same basis as the audited annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 filed with the SEC on March 29, 2024.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements upon consolidation.
Liquidity and Going Concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2024, the Company had an accumulated deficit of $500.4 million. For the three months ended March 31, 2024 and 2023, the Company incurred a net loss of $17.3 million and $24.4 million, respectively, and the Company had net cash outflows from operating activities of $12.1 million and $13.6 million, respectively. As of March 31, 2024, the Company had cash of $27.3 million and working capital (current assets less current liabilities) of $22.8 million. Additionally, total liabilities exceeded total assets at March 31, 2024 by $37.0 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.

On April 13, 2023 (the "Closing Date"), the Company finalized a Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. The Term Loan, outlined in Note 6 - Loans payable, net, provides $50.0 million in three tranches, with financial performance requirements. The first two tranches of $15.0 million each were disbursed on April 14, 2023, and July 13, 2023, respectively. The third tranche of $20.0 million is contingent on meeting specific criteria, including a non-dilutive financing closure. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche. As of March 31, 2024, the Company was in compliance with the covenants under the Term Loan.
In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 (the "Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding share of common stock of the Company, par value $0.0001, (the "Common Shares") and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. During the three months ended March 31, 2024, the Company did not issue any Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future.
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

Use of estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time relating to hours estimated to complete the remaining performance obligations, (ii) fair value of financial instruments, and (iii) long term revenue forecasts used in the accounting for the SIF Loan (see below and Note 6 for further information). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
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
Investment in securities
The Company holds investments in the equity securities of privately held companies, which are valued based on their original cost. Adjustments are made for observable price changes in orderly transactions involving identical or similar securities of the same issuer, as there are no quoted market prices available.
The Company also holds an investment in a convertible note (the "Note") of Zapata Computing, Inc. ("Zapata"). (see Note 4 for further information). The Company accounts for the Note as a loan receivable pursuant to ASC 310, as the Note does not meet the definition of a security. As of March 31, 2024, the common stock into which the Note is convertible was not readily convertible to cash, and so the conversion feature was not bifurcated from the debt host. The loan receivable was recorded at cost.
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million (the "SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 6 for additional information concerning the SIF Loan.
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
Term Loan fair value option election
The Company determined that it is eligible for the fair value option election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825. At the date of issuance, the fair value of the Term Loan was derived from the instrument’s implied discount rate at inception. The fair value option election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loan.

Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company's condensed consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the three months ended March 31, 2024. Under the fair value option, debt issuance costs are recorded in other expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Term Loan is subject to certain repayment and prepayment provisions which the Company has considered in their valuation analysis. The valuation analysis performed as of March 31, 2024 did not consider any amendments to the Term Loan that occurred subsequent to March 31, 2024 (See Note 6). To estimate the fair value of the Term Loan under the optional prepayment scenario, we have utilized the binomial lattice model. Additionally, we have employed a Monte Carlo simulation model to forecast both the probability for an event of default in the valuation analysis which would result in a mandatory prepayment of the outstanding principal and accrued and unpaid interest and the probability of the issuance of Common Shares under the Purchase Agreement to determine the estimated proceeds to be paid to the Lender along with a mandatory prepayment premium of 10%.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The Company did not transfer any assets or liabilities in or out of Level 3 during the three months ended March 31, 2024 or 2023.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of March 31, 2024
Liabilities:
Warrant Liabilities – Public Warrants	1	$2,370
Warrant Liabilities – Private Placement Warrants	2	$1,912
Term Loan	3	$31,100
The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.
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
As noted above, the Company elected the fair value option for the Term Loan. The valuation of the Term Loan is classified as Level 3 fair measurements, attributable to the utilization of the Monte Carlo simulation, recognized as a Level 3 valuation technique.
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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three Months Ended March 31,
	2024	2023
Type of products or services
QCaaS	$1,692	$1,168
Professional services	639	293
Other revenue*	134	122
Total revenue	$2,465	$1,583
Timing of revenue recognition
Revenue recognized over time	$2,405	$1,542
Revenue recognized at a point in time	60	41
Total revenue	$2,465	$1,583
*Other revenue includes training, support, maintenance and printed circuit board sales. For the three months ended March 31, 2023, training and maintenance have been reclassified from professional services to other revenue.
Geographic Information
The following table presents a summary of revenue by geography for the years ended March 31, 2024 and 2023, based on customer location:

	Three Months Ended March 31,
	2024	2023
United States	$723	$247
Germany	512	288
Japan	325	308
Other	905	740
Total revenue	$2,465	$1,583
"Other" includes the rest of Europe, the Middle East, Africa, Asia, Canada and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. The Company has not had any sales in China, Russia or Ukraine.
Significant customers
The Company had significant customers during the three months ended March 31, 2024 and 2023. A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the period end.
The tables below present the significant customers on a percentage of total revenue basis for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Customer A	18%	15%
Customer B	—	13%
As of each of March 31, 2024 and 2023, there were three significant customers, respectively, that comprised ten percent or more of outstanding accounts receivable balances.

Contract balances
The following table provides information about account receivable, contract assets and liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31, 2024	As of December 31, 2023
Trade accounts receivable and contract assets, net:
Trade account receivable, excluding unbilled receivables	$1,098	$644
Contract asset for unbilled receivables	637	1,008

Contract liabilities:
Deferred revenue, current	$1,999	$2,669
Deferred revenue, non-current	399	79
Customer deposit[1]	45	45
Total contract liabilities	$2,443	$2,793
1Customer deposit is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The allowance for credit loss was immaterial as of March 31, 2024 and December 31, 2023. Write-offs were immaterial during the three months ended March 31, 2024 and 2023.
The revenue recognized in the condensed consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $1.4 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$2,748	$1,790
Deferral of revenue	2,113	1,166
Recognition of deferred revenue	(2,463)	(1,120)
Balance at end of period	$2,398	$1,836
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
As of March 31, 2024, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $7.4 million, of which approximately 57% is expected to be recognized to revenue in the next 12 months, 91% is expected to be recognized to revenue in the next two years and substantially all of the remainder will be recognized within three years. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.

4. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Raw materials	$2,054	$2,052
Work-in-process	25	26
Total inventories	$2,079	$2,078
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023*
Prepaid services	$736	$386
Prepaid software	588	543
Prepaid insurance	537	490
Prepaid rent	148	150
Other	560	440
Total prepaid expenses and other current assets	$2,569	$2,009
*Certain amounts presented in the table above as of December 31, 2023 have been reclassified to conform to the current period presentation.
Other non-current assets
Other non-current assets consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Investment in equity securities	$2,574	$1,168
Loan receivable	1,021	—
Long-term deposits	189	189
Contract acquisition costs	44	—
Total	$3,828	$1,357

On January 5, 2024, one of the Company's equity interest investments was acquired by another entity and based on the transaction terms, was considered an observable price change. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of approximately $1.7 million, recorded in other income during the three months ended March 31, 2024.
On February 8, 2024, the Company entered into a collaboration arrangement with Zapata to develop and bring to market commercial applications that combine generative AI and quantum computing technologies. Simultaneously, Zapata purchased a multi-year subscription to the Company's Leap quantum cloud service. As part of the collaboration, the Company purchased a convertible Senior Secured Note (the "Note") with a principal amount of $1.0 million from Zapata. The Note matures on December 15, 2026, and bears interest at 15% per annum. The Note is prepayable without penalty after December 15, 2025 or if the aggregate value of Zapata's convertible notes outstanding falls below $3.0 million. The Note is convertible into Zapata common stock at the Company's option at a conversion price of $8.50, subject to adjustment for stock splits, recapitalizations, and other similar corporate transactions.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023*
Accrued compensation and related benefits	$2,080	$3,245
Accrued professional services	1,420	1,092
Other accruals	2,507	1,006
Total accrued expenses and other current liabilities	$6,007	$5,343
*Certain amounts presented in the table above as of December 31, 2023 have been reclassified to conform to the current period presentation.
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Quantum computer systems	$13,712	$13,712
Lab equipment	6,822	6,839
Computer equipment	3,973	3,703
Leasehold improvements	1,075	1,075
Furniture and fixtures	381	381
Construction-in-progress	1,176	894
Total property and equipment	27,139	26,604
Less: Accumulated depreciation	(24,230)	(24,053)
Total property and equipment, net	$2,909	$2,551
Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively.

6. LOANS PAYABLE, NET
As of March 31, 2024 and December 31, 2023, loans payable, net, consisted of the SIF Loan, the TPC loan (as defined below) and the Term Loan. The following tables show the component of loans payable (in thousands):

	Effective Interest Rate	As of March 31, 2024	As of December 31, 2023
Loans payable, net, current:
TPC Loan, due 2024	Interest free	$369	$399
Total loans payable, net, current		$369	$399
Loans payable, net, non-current:
SIF Loan[1]	Interest free	$31,574	$32,072
Term Loan, due 2027	11.00%	31,100	31,400
TPC Loan, due 2025	Interest free	369	378
Total loans payable, net, non-current		$63,043	$63,850
1Refer below for additional information on the SIF Loan repayment period and effective interest rate.
The following table shows the component of the Company's non-current indebtedness carried at fair value and amortized cost:

	As of March 31, 2024	As of December 31, 2023
SIF Loan	$31,574	$32,072
TPC Loan, due 2025	369	378
Total loans payable, net, non-current, at amortized cost	31,943	32,450
Fair value option - Term Loan	31,100	31,400
Total loans payable, net, non-current	$63,043	$63,850
TPC loan
In the period spanning 2010 through 2021, the Company received funding totaling C$12.5 million from Technology Partnerships Canada (the "TPC Loan"). On November 23, 2020, an amendment forgave C$5.0 million of unpaid accrued debt principal and interest from prior years. Additionally, the amendment waived the interest charge on the remaining C$2.5 million of principal and revised the repayment schedule to C$0.5 million due annually on each April 30 through 2025.
The estimated fair value of the TPC Loan (Level 2) at March 31, 2024 was $0.7 million. The fair value of the TPC Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
SIF Loan
On November 20, 2020, the Company entered into the SIF Loan. As of December 31, 2023, the Company had received the full C$40.0 million in eight tranches between November 2020 and December 2023. Funds from the SIF Loan are to be used for projects involving the adaptation of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.
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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of March 31, 2024, the Company is not aware of events that would trigger default or termination of the agreement.

The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of March 31, 2024 and December 31, 2023, the Company calculated a weighted average effective interest rate for all tranches of 2.46% and 2.46%, respectively based on the most recent revenue projections at each reporting date.
The estimated fair value of the SIF Loan (Level 3) at March 31, 2024 was $5.1 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenue for the Company and the appropriate discount rate.
Term Loan
On April 13, 2023, the Company entered into the Term Loan with PSPIB, a related party to the Company's largest shareholder. Under the Term Loan, term loans in aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions.
The Term Loan matures on March 31, 2027, is secured by a first-priority security interest in substantially all of the Company's assets and contains certain operational and financial covenants, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The Term Loan is subject to a 2% drawdown fee and requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan. Such repayments are subject to a premium payment equal to 10% of the amount then prepaid to the Lender, in addition to the regular prepayment premium applicable on that date, except as modified by the amendment to the Term Loan as discussed below. The Term Loan is subject to a prepayment premium due to the Lender equal to 3% of the amount prepaid/repaid within the first year of the Closing Date, 2% in the second year, 1% in the third year and no prepayment premium thereafter. At the Company's discretion, the Term Loan bears interest on a monthly basis at either (i) 10.0% payable in cash, or (ii) 11.0% payable in kind ('PIK'), with the latter added to the principal value of the Term Loan. For the three months ended March 31, 2024, the Company recognized $0.9 million in PIK interest expense related to the Term Loan. The PIK interest expense is included in interest expense on the condensed consolidated statements of operations and comprehensive loss.
Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The first and second tranche of the Term Loan, each in an aggregate principal amount of $15.0 million, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively, with the third tranche of $20.0 million to be made automatically available to the Company subject to the satisfaction of certain conditions. PSPIB has agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the fiscal quarters ended June 30, 2023 and September 30, 2023. As of March 31, 2024, the Company was in compliance with the covenants of the Term Loan.
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
The Term Loan was amended such that the Company may issue up to $50.0 million under the Purchase Agreement without the requirement to pay down the Term Loan to the extent that the proceeds under the Purchase Agreement were received prior to December 31, 2023. On February 7, 2024, the fifth amendment of the Term Loan was entered into to amend Section 1.1 “Permitted Investments” to include the investment in Zapata in the form of a senior secured promissory note (see Note 4 for further information). As amended, the Term Loan requires that any proceeds from the issuance of Common Shares under the Purchase Agreement in excess of $50.0 million shall be applied towards the repayment of advances under the Term Loan in addition to a premium payment equal to 10% of the amount then prepaid to the Lender. On April 16, 2024, the Term Loan was further amended that the Company may issue up to $30.0 million under the Purchase Agreement without the requirement to pay down the Term Loan to the extent that the proceeds under the Purchase Agreement are received between April 16, 2024 and September 30, 2024. Refer to Note 12 - Subsequent events for further details.
Any unrealized gain or loss on the Term Loan is included in change in fair value of term loan on the condensed consolidated statements of operations and comprehensive loss.
The Term Loan was classified as a Level 3 fair value measurement and measured using the binomial lattice model and the Monte Carlo simulation model. Key inputs for the simulations are summarized below.

As of March 31, 2024
Weighted-average risk-free rate	5.47% Range: 5.46% to 5.49%
Default Trigger Event probability	5.00% on July 1 2024
ELOC financing trigger event probability	25.00% from December 31, 2023 through July 1, 2024
Weighted-average market yield rate (Default Trigger Event)	15.85%
Weighted-average market yield rate (Call Option)	14.38% Range: 11.86% to 15.74%
Weighted-average market yield volatility	5.00%
The following table summarizes the difference between the fair value and the amortized cost of the Term Loan as of March 31, 2024:

	Amortized Cost	Unrealized Gains	Fair Value
Term Loan, due 2027	$32,939	$1,839	$31,100
The following table summarizes the changes in the Term Loan:

Three months ended March 31, 2024
Beginning balance	$31,400
PIK interest expenses	899
Change in fair value	(1,199)
Ending balance	$31,100
7. WARRANT LIABILITIES

Public and Private Warrants
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants (the "Public Warrants") and 8,000,000 DPCM private warrants (the "Private Warrants", collectively the "Warrants"). During the three months ended March 31, 2024, no DPCM public or private warrants were exercised.
As of March 31, 2024, the Company has 17,916,609 Warrants outstanding. As part of the Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
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
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the Conversion Ratio of 0.889657 (the "Conversion Ratio") established in the Merger. The warrants vest based on various contractual milestones. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of March 31, 2024, no additional Warrant Preferred Shares were vested or probable of vesting.
8. STOCK-BASED COMPENSATION
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
2022 Equity Incentive Plan
On August 5, 2022, the shareholders approved the D-Wave Quantum Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which became effective immediately upon the closing of the Merger. While the 2022 Plan allows for the issuance of awards with a service condition, a performance condition, a market condition, or some combination of the three, to date, the Company has only issued awards subject to a service condition. Awards issued under the 2022 Plan have vesting periods ranging from under one year to four years from the original grant date, and all awards issued to date under the 2022 Plan will expire ten years from the original grant date.
Share-based compensation awards are settled by issuing new shares.

Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2023	11,464,447	1.64	6.80	—
Granted	2,921,082	1.30	—	—
Exercised	(10,443)	0.91	—	9
Forfeited and expired	(122,179)	3.35	—	—
Outstanding as of March 31, 2024	14,252,907	1.56	7.23	12,718
Options exercisable as of March 31, 2024	11,573,180	1.29	6.83	11,406
Options unvested as of March 31, 2024	2,679,727	2.74	8.93	—
As of March 31, 2024, out of the total 14,252,907 options that have been issued and are currently outstanding, 10,447,710 options were granted under the 2020 Plan. These options will be converted applying the Conversion Ratio into a maximum of 9,294,878 Common Shares upon exercise.
Restricted stock unit awards
The following table summarizes the RSU activity and related information under the 2022 Plan:

	Number of Outstanding	Weighted average Grant Date Fair Value ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Unvested as of December 31, 2023	7,045,813	3.13	9.08	6,201
Granted	5,362,486	1.79	—	—
Forfeited and expired	(156,738)	2.73	—	—
Vested	(1,791,317)	0.73	—	—
Unvested as of March 31, 2024	10,460,244	2.86	12.55	21,339
Employee Stock Purchase Plan
During the three months ended March 31, 2024, no common shares were issued under the ESPP.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$175	$377
Research and development	1,121	2,760
General and administrative	1,958	3,294
Sales and marketing	255	324
Total stock-based compensation	$3,509	$6,755
As of March 31, 2024, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $30.2 million. This amount is based on an estimated future forfeiture rate of 2.7% per year and will be recognized over a weighted-average period of approximately 1.67 years.

9. PROMISSORY NOTE - RELATED PARTY
Term Loan
On April 13, 2023, the Company entered into the Term Loan, by and between the Company and PSPIB, a related party to the Company's largest shareholder. Refer to Note 6 - Loans payable, net for further description of the Term Loan.
Promissory notes
On February 28, 2022, an affiliate of DPCM issued an unsecured promissory note of up to $1.0 million to the Sponsor (the "Affiliate Note") for additional working capital. $0.2 million was drawn on the Affiliate Note. As part of the Merger, the Company assumed and amended the Affiliate Note. The Affiliate Note had been fully repaid as of December 31, 2023.
Similarly, on April 13, 2022, DPCM obtained an unsecured promissory note of up to $1.0 million from the Sponsor (the "DPCM Note") for additional working capital. $0.2 million was drawn on the DPCM Note. The Company also assumed and amended this note. The Affiliate Note had been fully repaid as of December 31, 2023.
These transactions are considered related party transactions as they involve affiliates of the Company.
Short swing profit settlement
During the three months ended March 31, 2023, the Company recorded approximately $0.2 million related to the short swing profit settlement remitted by a shareholder of the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in-capital in the condensed consolidated statements of stockholders’ deficit, as well as in financing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2023.
10. COMMITMENTS AND CONTINGENCIES
Lease obligations
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended March 31, 2024 and 2023, total operating lease costs were $0.5 million and $0.4 million, respectively.
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
As of March 31, 2024 and 2023, the Company was not subject to any material litigation or pending litigation claims.

11. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(17,312)	$(24,406)
Denominator:
Weighted-average common stock outstanding	161,308,490	123,144,097
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.20)
For the three months ended March 31, 2024 and 2023 the Company’s potentially dilutive securities were stock options, the Warrant Shares, the Public Warrants and Private Warrants and the unvested restricted stock unit awards.
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2024	2023
Public Warrants as converted to Common Shares (Note 7)	14,420,065	14,420,065
Private Warrants as converted to Common Shares (Note 7)	11,633,060	11,633,060
D-Wave Systems Warrant Shares as converted to Common Shares (Note 7)	1,155,713	2,889,282
Stock options issued and outstanding	13,100,076	13,026,724
Unvested restricted stock unit awards	10,460,244	—
Total	50,769,158	41,969,131
12. SUBSEQUENT EVENTS
The Company has evaluated all events occurring through May 13, 2024, the date on which the condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:
Sixth Amendment to Term Loan
On April 16, 2024, the Company entered into the sixth amendment to the Term Loan (the “Amendment”) with PSPIB.
The Amendment provides for an additional period for which no prepayment of the advances under the Term Loan is required with respect to aggregate gross proceeds of up to $30 million received by the Company pursuant to the share issuances under the Purchase Agreement or the Universal Shelf (as defined in the Term Loan) between April 16, 2024 and September 30, 2024 (the "Second Prepayment Exemption"). Additionally, the Amendment allows for an additional prepayment premium exemption with respect to aggregate gross proceeds up to $20 million received by the Company pursuant to the Purchase Agreement or the Universal Shelf subsequently to the receipt of aggregate gross proceeds of $30 million under the Second Prepayment Exemption. Under such additional prepayment premium exemption, the additional premium included in the Prepayment Premium (as defined in the Term Loan) and equal to 10% of the amount then prepaid to PSPIB for any mandatory prepayment pursuant to Section 2.3(a)(ii) under the Purchase Agreement will not be applicable.
Subsequent to the Amendment, the Company issued 9,616,070 Common Shares in connection with the Purchase Agreement for total proceeds of $13.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in Part I, Item I of this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 29, 2024. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the merger between DPCM Capital, Inc. ("DPCM"), D-Wave Systems Inc., and certain other affiliated entities through a series of transactions (the "Merger") on August 5, 2022 (the "Closing") while "D-Wave Systems" refers to D-Wave Systems Inc. prior to the Closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
Overview
We are a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to our superconducting quantum computer systems and integrated software environment through our LeapTM quantum cloud service. Historically, we have developed our own annealing superconducting quantum computer and associated software, and our current generation quantum system is the D-Wave AdvantageTM system. We are a leader in the development and delivery of quantum computing systems, software and services, and we are the world’s first commercial supplier of quantum computers—and the only company developing both annealing quantum computers and gate-model quantum computers.
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
During the three months ended March 31, 2024 and 2023, we generated revenue totaling $2.5 million and $1.6 million, respectively. We have incurred significant operating losses since inception. For the three months ended March 31, 2024 and 2023, our net losses were $17.3 million and $24.4 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of March 31, 2024, we had an accumulated deficit of $500.4 million.
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
We expect our total cost of revenue to trend upward in absolute dollars in future periods, corresponding to our anticipated growth in revenue and necessary to support our customers and to maintain the QCaaS cloud offering, operate our quantum computing systems, and to deliver our professional services. In the short term, decreases in share based compensation expenses may offset the expected long-term upward trend. We expect our cost of revenue as a percentage of total revenue to trend downward over time due to a higher mix of QCaaS revenue that has a lower cost to deliver compared to professional service revenue.
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
We expect our research and development expenses will trend upward on an absolute dollar basis for the foreseeable future as we continue to invest in research and development efforts to enhance the performance of our annealing quantum computers, to complete the development of our gate model quantum computer, and to broaden the functionality, improve the reliability, availability and scalability of our QCaaS cloud platform. If in the future we receive government grants and research incentives, which have historically offset a portion of research and development costs, these costs could decrease in absolute dollars. Also, in the short term, decreases in share based compensation expenses may offset the expected long-term upward trend.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel and outside professional services expenses including legal, audit and accounting services, insurance, other administrative expenses and allocated facility costs for our administrative functions.
We expect our general and administrative expenses to decrease in absolute dollars in the near term due to significant investments in scaling up our ability to operate as a public company made in prior years. However, in longer term future periods we expect general and administrative expenses to increase in absolute dollars as we continue to invest in more comprehensive compliance and governance functions, increased IT security and compliance, and expanded internal controls over financial reporting in accordance with the Sarbanes-Oxley Act.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, direct advertising, marketing and promotional material costs, sales commission expense, consulting fees and allocated facility costs for our sales and marketing functions. We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, expand our global customer base, and broaden our brand awareness. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. However, non-cash expenses like stock-based compensation could decrease these costs in the short term.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenue	$2,465	$1,583
Cost of revenue	806	1,162
Total gross profit	1,659	421
Operating expenses:
Research and development	8,525	10,915
General and administrative	7,566	11,296
Sales and marketing	3,084	2,900
Total operating expenses	19,175	25,111
Loss from operations	(17,516)	(24,690)
Other income, net:
Interest expense	(1,140)	(212)
Change in fair value of Term Loan	1,199	—
Gain on investment in marketable equity securities	1,660	—
Change in fair value of warrant liabilities	(2,652)	638
Other income (expense), net	1,137	(142)
Total other income, net	204	284
Net loss	$(17,312)	$(24,406)
Foreign currency translation adjustment, net of tax	47	(19)
Net comprehensive loss	$(17,265)	$(24,425)
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue
Revenue increased by $0.9 million, or 56%, to $2.5 million for the three months ended March 31, 2024 as compared to $1.6 million for the three months ended March 31, 2023, with the increase due primarily to an increase in QCaaS revenue of $0.5 million, due to an increase in the number of QCaaS customers and average revenue per QCaaS customer, as well as an increase of $0.3 million in professional services revenue, primarily driven by an increase in projects that enable our customers to identify and implement applications that leverage our QCaaS cloud platform.
Cost of Revenue
Cost of revenue decreased by $0.4 million, or 31%, to $0.8 million for the three months ended March 31, 2024 as compared to $1.2 million for the three months ended March 31, 2023. The decrease in cost of revenue was primarily driven by a decrease in non-cash stock-based compensation, personnel costs and quantum computing infrastructure costs of $0.2 million, $0.1 million and $0.1 million, respectively.
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Research and development	$8,525	$10,915	$(2,390)	(22)%
Research and development expenses decreased by $2.4 million, or 22%, to $8.5 million for the three months ended March 31, 2024 compared to $10.9 million for the three months ended March 31, 2023. In particular, the decrease was primarily driven by decreases in stock-based compensation expenses of $1.6 million, fabrication expenses of $0.3 million, other personnel costs of $0.2 million and facilities expenses of $0.2 million.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
General and administrative	$7,566	$11,296	$(3,730)	(33)%
General and administrative expenses decreased by $3.7 million, or 33%, to $7.6 million for the three months ended March 31, 2024 as compared to $11.3 million for the three months ended March 31, 2023. The decrease was primarily driven by decreases in professional fees of $2.1 million, stock-based compensation expense of $1.3 million and insurance costs of $0.3 million, partially offset by an increase in personnel costs of $0.4 million.
Sales and Marketing Expenses

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Sales and marketing	$3,084	$2,900	$184	6%
Sales and marketing expenses remained steady for the three months ended March 31, 2024, in comparison to the same period in 2023.
Other Income (Expense), net
Interest Expense

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Interest expense	$(1,140)	$(212)	$(928)	438%
Interest expense increased by $0.9 million, or 438%, to $1.1 million for the three months ended March 31, 2024 as compared to $0.2 million for the three months ended March 31, 2023. The increase is primarily due to accrued interest related to the Term Loan, which commenced in the second quarter of 2023. Refer to Note 6 to the accompanying unaudited condensed consolidated financial statements for further details.
Change in fair value of Term Loan

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Change in fair value of Term Loan	$1,199	$—	$1,199	n/a
Change in fair value of Term Loan increased by $1.2 million for the three months ended March 31, 2024 as compared to zero for the three months ended March 31, 2023. As previously mentioned, on April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting the Term Loan (see Note 2 to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varies primarily based on the market yield rate, market yield volatility, probability for an event of default and the probability of the issuance of shares of D-Wave’s common stock, par value $0.0001, (the "Common Share") under a purchase agreement with Lincoln Park on June 16, 2022 (the "Purchase Agreement").
Gain on investment in marketable equity securities

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Gain on investment in marketable equity securities	$1,660	$—	$1,660	n/a
Gain on investment in marketable equity securities increased by $1.7 million for the three months ended March 31, 2024 as compared to zero for the three months ended March 31, 2023. On January 5, 2024, an investee of the Company was acquired for a combination of cash and stock in an orderly transaction. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of $1.7 million.

Change in fair value of warrant liabilities

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Change in fair value of warrant liabilities	$(2,652)	$638	$(3,290)	(516)%
Fair value of warrant liabilities increased by $2.7 million for the three months ended March 31, 2024 as compared to a decrease of $0.6 million for the three months ended March 31, 2023. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 to the accompanying condensed consolidated financial statements).
Other income (expense), net

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2024	2023	Amount	%
Other income (expense), net	$1,137	$(142)	$1,279	(901)%
Other income (expense), net increased by $1.3 million or 901%, to $1.1 million for the three months ended March 31, 2024 as compared to $(0.1) million for the three months ended March 31, 2023. The increase was primarily driven by the net impact of foreign exchange gains and losses of $1.1 million and increase in interest income of $0.2 million.
Liquidity and Capital Resources
Since its inception, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2024, the Company had an accumulated deficit of $500.4 million. For the three months ended March 31, 2024 and 2023, the Company incurred a net loss of $17.3 million and $24.4 million, respectively, and the Company had net cash outflows from operating activities of $12.1 million and $13.6 million, respectively. As of March 31, 2024, the Company had cash of $27.3 million and working capital (current assets less current liabilities) of $22.8 million. Additionally, total liabilities exceeded total assets at March 31, 2024 by $37.0 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
On April 13, 2023 (the "Closing Date"), the Company finalized a Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. The Term Loan, outlined in Note 6 - Loans payable, net, provides $50.0 million in three tranches, with financial performance requirements. The first two tranches of $15.0 million each were disbursed on April 14, 2023, and July 13, 2023, respectively. The third tranche of $20.0 million is contingent on meeting specific criteria, including a non-dilutive financing closure. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche. As of March 31, 2024, the Company was in compliance with the covenants under the Term Loan.
In conjunction with the Merger, the Company and D-Wave Systems entered into the Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022, which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150.0 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. During the three months ended March 31, 2024, the Company did not issue any Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating Activities	$(12,119)	$(13,574)
Investing Activities	(1,205)	(76)
Financing Activities	(726)	15,592
Effect of exchange rate changes on cash and cash equivalents	47	(19)
Net increase (decrease) in cash and cash equivalents	$(14,003)	$1,923
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
For the three months ended March 31, 2024, net cash used in operating activities was $12.1 million, a decrease of $1.5 million from $13.6 million for the three months ended March 31, 2023. The change is primarily due to a decrease in net loss of $7.1 million, offset by a decrease in noncash items of $3.1 million and a decrease in cash released from working capital of $2.5 million. The decrease in noncash items was primarily due to a decrease in stock-based compensation of $3.2 million, an increase in fair value of Term Loan of $1.2 million and a gain on marketable securities of $1.7 million, offset by a net increase in fair value of warrant liabilities of $3.3 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2024 was $1.2 million, an increase of $1.1 million in cash used in investing activities from $0.1 million for the three months ended March 31, 2023. The increase is primarily due to purchase of convertible note of $1.0 million and an increase in purchase of property and equipment of $0.2 million. On February 8, 2024, the Company purchased a convertible Senior Secured Note with a principal amount of $1.0 million from Zapata. Refer to Note 2 and Note 4 to the unaudited condensed consolidated financial statements for further details.
Cash Flows Provided by (Used in) Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 was $0.7 million, a decrease of $16.3 million from cash provided by financing activities of $15.6 million for the three months ended March 31, 2023. The decrease is primarily due to absence of Common Shares issuance to Lincoln Park under the Purchase Agreement during the three months ended March 31, 2024 and the payment of tax withheld for common stock issued under stock-based compensation plans of $0.7 million.

Contractual Obligations and Commitments
As of March 31, 2024, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Estimates
There have been no material changes to our critical accounting policies from those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued and Adopted Accounting Standards
A discussion of recent accounting pronouncements is included in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
Evaluation of Disclosure Controls and Procedures
In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting specifically related to D-Wave’s control environment in relation to our financial statement close process (i.e., lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and to perform sufficient review over certain financial statement areas), as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of the end of the period covered by this Report.
Notwithstanding the material weakness described above, we have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with U.S. GAAP for the periods presented therein.
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation to address the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 29, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1†	Fifth Amendment to Loan and Security Agreement, dated as of February 7, 2024, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K	10.66	March 29, 2024
10.2†	Third Amendment to the Lease, dated as of February 14, 2024, between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	10-K	10.67	March 29, 2024
10.3	Sixth Amendment to Loan and Security Agreement, dated as of April 16, 2024, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	April 19, 2024
10.4†#	Amendment to the Full-Time Employment Agreement, dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich, dated April 19, 2024.	D-Wave Quantum Inc.	8-K	10.2	April 19, 2024
10.5†#	Amendment to the Full-Time Employment Agreement, dated as of March 4, 2022, between D-Wave Commercial Inc. and Diane Nguyen, dated April 17, 2024.	D-Wave Quantum Inc.	8-K	10.3	April 19, 2024
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

D-Wave Quantum Inc.

May 13, 2024	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)