Form 10-Q
period 2024-06-30
D-Wave Quantum Inc.
filed 2024-08-08
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 7, 2024, there were outstanding 157,667,109 shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 43,762,188 exchangeable shares outstanding as of August 7, 2024, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

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

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash	$40,861	$41,307
Trade accounts receivable, net of allowance for doubtful accounts of $225 and zero	1,570	1,652
Inventories	2,126	2,078
Prepaid expenses and other current assets	2,349	2,009
Total current assets	46,906	47,046
Property and equipment, net	3,212	2,551
Operating lease right-of-use assets	7,580	8,223
Intangible assets, net	408	179
Other non-current assets	3,705	1,357
Total assets	$61,811	$59,356

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$1,168	$1,465
Accrued expenses and other current liabilities	5,038	5,343
Current portion of operating lease liabilities	1,479	1,374
Loans payable, net, current (including $32,300 and $— as of June 30, 2024 and December 31, 2023, respectively, at fair value)	32,666	399
Deferred revenue, current	2,590	2,669
Total current liabilities	42,941	11,250
Warrant liabilities	2,087	1,630
Operating lease liabilities, net of current portion	6,813	7,028
Loans payable, net, non-current (including $— and $31,400 as of June 30, 2024 and December 31, 2023, respectively, at fair value)	31,451	63,850
Deferred revenue, non-current	33	79
Total liabilities	$83,325	$83,837

Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both June 30, 2024 and December 31, 2023; 186,073,087 shares and 161,113,744 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	18	16
Additional paid-in capital	507,067	469,081
Accumulated deficit	(518,151)	(483,061)
Accumulated other comprehensive loss	(10,448)	(10,517)
Total stockholders' deficit	(21,514)	(24,481)
Total liabilities and stockholders’ deficit	$61,811	$59,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue	$2,183	$1,707	$4,648	$3,290
Cost of revenue	795	1,002	1,601	2,164
Total gross profit	1,388	705	3,047	1,126
Operating expenses:
Research and development	8,355	9,548	16,880	20,463
General and administrative	7,471	9,576	15,037	20,872
Sales and marketing	4,401	2,488	7,485	5,388
Total operating expenses	20,227	21,612	39,402	46,723
Loss from operations	(18,839)	(20,907)	(36,355)	(45,597)
Other income, net:
Interest expense	(1,160)	(575)	(2,300)	(787)
Change in fair value of Term Loan	(275)	(345)	924	(345)
Term Loan debt issuance costs	—	(1,393)	—	(1,393)
Gain (loss) on investment in marketable equity securities	(157)	—	1,503	—
Change in fair value of warrant liabilities	2,195	(2,150)	(457)	(1,512)
Other income (expense), net	458	(819)	1,595	(961)
Total other income (expense), net	1,061	(5,282)	1,265	(4,998)
Net loss	$(17,778)	$(26,189)	$(35,090)	$(50,595)
Net loss per share, basic and diluted	$(0.10)	$(0.21)	$(0.21)	$(0.40)
Weighted-average shares used in computing net loss per share, basic and diluted	172,139,085	127,337,903	166,723,787	125,252,585

Comprehensive loss:
Net loss	$(17,778)	$(26,189)	$(35,090)	$(50,595)
Foreign currency translation adjustment, net of tax	22	(66)	69	(85)
Net comprehensive loss	$(17,756)	$(26,255)	$(35,021)	$(50,680)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended June 30, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balance at March 31, 2024	161,675,010	$16	$473,870	$(500,373)	$(10,470)	$(36,957)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	14,948,550	1	20,287	—	—	20,288
Issuance of common stock in at-the-market offerings, net of issuance costs of $223	8,279,098	1	9,100	—	—	9,101
Issuance of common stock in connection with the Employee Stock Purchase Plan	262,777	—	171	—	—	171
Issuance of common stock under stock-based compensation plans	907,652	—	35	—	—	35
Stock-based compensation	—	—	4,221	—	—	4,221
Tax withholding related to vesting of restricted stock units	—	—	(617)	—	—	(617)
Foreign currency translation adjustment, net of tax	—	—	—	—	22	22
Net loss	—	—	—	(17,778)	—	(17,778)
Balances at June 30, 2024	186,073,087	$18	$507,067	$(518,151)	$(10,448)	$(21,514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended June 30, 2023
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balance at March 31, 2023	127,173,552	$12	$404,501	$(424,752)	$(10,421)	$(30,660)
Exercise of stock options	855,106	—	662	—	—	662
Stock-based compensation	—	—	4,722	—	—	4,722
Foreign currency translation adjustment, net of tax	—	—	—	—	(66)	(66)
Net loss	—	—	—	(26,189)	—	(26,189)
Balances at June 30, 2023	128,028,658	$12	$409,885	$(450,941)	$(10,487)	$(51,531)

The accompanying notes are an integral part of these condensed consolidated financial statements

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Six Months Ended June 30, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2023	161,113,744	$16	$469,081	$(483,061)	$(10,517)	$(24,481)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	14,948,550	1	20,287	—	—	20,288
Issuance of common stock in at-the-market offerings, net of issuance costs of $223	8,279,098	1	9,100	—	—	9,101
Issuance of common stock in connection with the Employee Stock Purchase Plan	262,777	—	171	—	—	171
Issuance of common stock under stock-based compensation plans	1,468,918	—	43	—	—	43
Stock-based compensation	—	—	9,736	—	—	9,736
Tax withholding related to vesting of restricted stock units	—	—	(1,351)	—	—	(1,351)
Foreign currency translation adjustment, net of tax	—	—	—	—	69	69
Net loss	—	—	—	(35,090)	—	(35,090)
Balances at June 30, 2024	186,073,087	$18	$507,067	$(518,151)	$(10,448)	$(21,514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Six Months Ended June 30, 2023
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2022	113,335,530	$11	$381,274	$(400,346)	$(10,402)	$(29,463)
Exercise of stock options	1,453,474	—	1,208	—	—	1,208
Issuance of common stock in connection with the Purchase Agreement	13,239,654	1	15,682	—	—	15,683
Stock-based compensation	—	—	11,477	—	—	11,477
Short-swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(85)	(85)
Net loss	—	—	—	(50,595)	—	(50,595)
Balances at June 30, 2023	128,028,658	$12	$409,885	$(450,941)	$(10,487)	$(51,531)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(35,090)	$(50,595)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	510	601
Stock-based compensation	7,730	11,477
Amortization of operating right-of-use assets	398	417
Non-cash interest expense	2,211	750
Change in fair value of Warrant liabilities	457	1,512
Change in fair value of Term Loan	(924)	345
Debt issuance costs netted from Term Loan proceeds	—	643
Gain on marketable securities	(1,503)	—
Unrealized foreign exchange loss (gain)	(1,274)	932
Change in operating assets and liabilities:
Trade accounts receivable	9	(40)
Inventories	(147)	(81)
Prepaid expenses and other current assets	(339)	1,709
Trade accounts payable	(502)	338
Accrued expenses and other current liabilities	1,741	2,126
Deferred revenue	(125)	1,157
Operating lease liability	364	(335)
Other non-current assets	(103)	—
Net cash used in operating activities	(26,587)	(29,044)
Cash flows from investing activities:
Purchase of property and equipment	(850)	(79)
Purchase of convertible note (Note 4)	(1,000)	—
Sales of marketable equity securities (Note 4)	254	—
Expenditures for internal-use software	(213)	—
Net cash used in investing activities	(1,809)	(79)
Cash flows from financing activities:
Proceeds from the issuance of common stock pursuant to the Lincoln Park Purchase Agreement	20,288	15,683
Proceeds from the issuance of common stock in at-the-market offerings, net of issuance costs	9,100	—
Proceeds from the issuance of common stock upon exercise of stock options	43	1,208
Proceeds from common stock issued under the Employee Stock Purchase Plan	171	—
Proceeds from Term Loan	—	14,357
Payment of tax withheld for common stock issued under stock-based compensation plans	(1,351)	—
Short swing profit settlement	—	244
Debt payments	(370)	(1,835)
Net cash provided by financing activities	27,881	29,657
Effect of exchange rate changes on cash and cash equivalents	69	(85)
Net increase (decrease) in cash and cash equivalents	(446)	449
Cash and cash equivalents at beginning of period	41,307	7,065
Cash and cash equivalents at end of period	$40,861	$7,514
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets recognized in exchange for new operating lease obligations	$476	$—
Purchases of property and equipment included in accounts payable	$239	$—
Bonus settled in vested share based compensation awards	$2,006	$—

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
D-Wave is a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to its superconducting quantum computer systems and integrated software environment through its LeapTM quantum cloud service. Historically, the Company has developed its own annealing superconducting quantum computer and associated software, and its current generation quantum system is the AdvantageTM system.
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
Liquidity and Going Concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2024, the Company had an accumulated deficit of $518.2 million. For the three months ended June 30, 2024 and 2023, the Company incurred a net loss of $17.8 million and $26.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred a net loss of $35.1 million and $50.6 million, respectively. For the six months ended June 30, 2024 and 2023, the Company had net cash outflows from operating activities of $26.6 million and $29.0 million, respectively. As of June 30, 2024, the Company had cash of $40.9 million and working capital (current assets less current liabilities) of $4.0 million. Additionally, total liabilities exceeded total assets at June 30, 2024 by $21.5 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.

On April 13, 2023 (the "Closing Date"), the Company finalized a Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. The Term Loan, outlined in Note 6 - Loans payable, net, provides $50.0 million in three tranches, with financial performance requirements. The first two tranches of $15.0 million each were disbursed on April 14, 2023, and July 13, 2023, respectively. The third tranche of $20.0 million is contingent on meeting specific criteria, including a non-dilutive financing closure. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche. As of August 7, 2024, the Company had prepaid $15.8 million of the Term Loan (see Note 12). According to the terms of the sixth amendment, this prepayment qualifies for the prepayment premium exemption for up to $20.0 million in gross proceeds received (see Note 6). On August 7, 2024, the Company entered into the Limited Waiver Agreement with PSPIB. Refer to Note 12 - Subsequent events for further details. Pursuant to the terms of the Limited Waiver Agreement, the Company was granted a waiver of compliance for the 2024 second quarter permitted variance covenant. The requirement for a waiver resulted in reclassification of the loan balance to current liabilities on the condensed consolidated balance sheets.
In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 (the "Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding share of common stock of the Company, par value $0.0001, (the "Common Shares") and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. During the six months ended June 30, 2024, the Company has received $20.3 million in proceeds through the issuance of 14,948,550 Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future. As of June 30, 2024, D-Wave had $61.8 million of issuance capacity under the Purchase Agreement.
On May 24, 2024, the Company entered into an at-the-market sales agreement (the “ATM Agreement”) with Needham & Company, LLC, B. Riley Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which the Company may sell from time to time, at its option, shares of the Company’s common stock, par value $0.0001 per share, through or to the Agents, as sales agent or principal. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time through or to the Agents, as sales agent or principal. During the six months ended June 30, 2024, the Company has received $9.1 million in net proceeds through the issuance of 8,279,098 Common Shares under the Sales Agreement. As of June 30, 2024, D-Wave had $90.7 million of issuance capacity under the ATM Agreement.
The sale, if any, of shares of the Company’s common stock under the ATM Agreement will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange or any other trading market for the Company’s common stock. Subject to the terms and conditions of the Sales Agreement, the Agents will use commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions.
The compensation payable to the Agents as sales agent shall be up to 3.0% of the gross sales price of the shares sold through or to the Agents pursuant to the ATM Agreement. In addition, the Company will reimburse the Agents for certain expenses incurred in connection with the ATM Agreement, and the Company has agreed in the ATM Agreement to provide indemnification and contribution to the Agents against certain liabilities, including liabilities under the Securities Act.
The Company is not obligated to make any sales of shares of common stock under the ATM Agreement. The offering of common stock pursuant to the ATM Agreement will terminate upon (a) the election of the Agents upon the occurrence of certain adverse events, (b) five business days’ advance notice from the Company to the Agents or five days’ advance notice from any of the Agents to the Company, or (c) otherwise by mutual agreement of the parties pursuant to the terms of the ATM Agreement.

To the extent that sufficient capital is not obtained through the cash received in connection with the proceeds of the Term Loan or the issuance of Common Shares under the Purchase Agreement with Lincoln Park and the ATM Agreement, management will be required to obtain additional capital through the issuance of debt and/or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to the currently outstanding common stock. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders. If D-Wave is unable to obtain sufficient financing, operations will be scaled back or discontinued.
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
The Company also holds an investment in a convertible note (the "Note") of Zapata Computing, Inc. ("Zapata"). (see Note 4 for further information). The Company accounts for the Note as a loan receivable pursuant to ASC 310, as the Note does not meet the definition of a security. On April 1, 2024, Zapata stock began trading on the Nasdaq and as such became readily convertible to cash. The Company then bifurcated the conversion feature at fair value, and will remeasure the asset through earnings at each reporting period. As of June 30, 2024, the fair value of the conversion feature was immaterial, as determined using Level 3 valuation methods. The loan receivable was recorded at cost less the initial fair value of the conversion feature.
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

The accounting treatment for the SIF Loan considers the "sale of future revenues" guidance outlined in ASC 470-10-25. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the currently projected effective interest rate. The liability is classified as non-current, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
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
Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company's condensed consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the six months ended June 30, 2024. Under the fair value option, debt issuance costs were recorded in other expense in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Term Loan is subject to certain repayment and prepayment provisions which the Company has considered in their valuation analysis. The valuation analysis performed as of June 30, 2024 did not consider any amendments to the Term Loan that occurred subsequent to June 30, 2024 (See Note 6). To estimate the fair value of the Term Loan under the optional prepayment scenario, we have utilized the binomial lattice model. Additionally, we have employed a Monte Carlo simulation model to forecast both the probability for an event of default in the valuation analysis which would result in a mandatory prepayment of the outstanding principal and accrued and unpaid interest and the probability of the issuance of Common Shares under the Purchase Agreement to determine the estimated proceeds to be paid to the Lender along with a mandatory prepayment premium of 10%.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The Company did not transfer any assets or liabilities in or out of Level 3 during the six months ended June 30, 2024 or 2023.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of June 30, 2024
Liabilities:
Warrant Liabilities – Public Warrants	1	$1,155
Warrant Liabilities – Private Placement Warrants	2	$932
Term Loan	3	$32,300
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

Climate Disclosures
In March 2024, the SEC adopted new climate rules that require a wide range of climate-related disclosures, including material climate-related risks, information on climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition, Scope 1 and Scope 2 greenhouse gas emissions on a phased-in basis by large accelerated filers and accelerated filers when those emissions are material and the filing of an attestation report covering the same, and disclosure of the financial statement effects of severe weather events and other natural conditions including costs and losses. Compliance dates under the final rule are phased in by registrant category. Multiple lawsuits have been filed challenging the SEC’s new climate rules, which have been consolidated and will be heard in the U.S. Court of Appeals for the Eighth Circuit. In April 2024, the SEC issued an order staying the final rules until judicial review is complete. The Company is currently evaluating the impact of the final rules on its disclosures.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Type of products or services
QCaaS	$1,779	$1,032	$3,471	$2,201
Professional services	342	563	1,034	896
Other revenue*	62	112	143	193
Total revenue	$2,183	$1,707	$4,648	$3,290
Timing of revenue recognition
Revenue recognized over time	$2,165	$1,665	$4,624	$3,207
Revenue recognized at a point in time	18	42	24	83
Total revenue	$2,183	$1,707	$4,648	$3,290
*Other revenue includes support, maintenance and printed circuit board sales. For the three and six months ended June 30, 2023, maintenance have been reclassified from professional services to other revenue.
Geographic Information
The following table presents a summary of revenue by geography for the three and six months ended June 30, 2024 and 2023, based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$638	$485	$1,361	$731
Germany	492	284	1,005	578
Canada	350	98	545	177
Japan	124	263	449	621
Switzerland	129	274	304	375
United Kingdom	69	170	197	401
Other	381	133	787	407
Total revenue	$2,183	$1,707	$4,648	$3,290
"Other" includes the rest of Europe, the Middle East, Africa, Asia and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. The Company has not had any sales in China, Russia or Ukraine.

Significant customers
A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the period end.
The tables below present the significant customers on a percentage of total revenue basis for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	18%	16%	18%	14%
Customer B	10%	14%	—	11%
Customer C	—	9%	—	10%
As of each of June 30, 2024 and 2023, there were one and four significant customers, respectively, that comprised ten percent or more of outstanding accounts receivable balances.
Contract balances
The following table provides information about account receivable, contract assets and liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024	As of December 31, 2023
Trade accounts receivable and contract assets, net:
Trade account receivable, excluding unbilled receivables	$926	$644
Contract asset for unbilled receivables	644	1,008
Total contract assets	$1,570	$1,652

Contract liabilities:
Deferred revenue, current	$2,590	$2,669
Deferred revenue, non-current	33	79
Customer deposit[1]	45	45
Total contract liabilities	$2,668	$2,793
1Customer deposit is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The allowance for credit losses was $0.2 million as of June 30, 2024 and December 31, 2023. Write-offs were immaterial during the three months ended June 30, 2024 and 2023.
The revenue recognized in the condensed consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $1.5 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance at beginning of period	$2,748	$1,790
Deferral of revenue	4,553	3,227
Recognition of deferred revenue	(4,678)	(2,070)
Balance at end of period	$2,623	$2,947
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

As of June 30, 2024, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $8.1 million, of which approximately 42% is expected to be recognized to revenue in the next 12 months, 66% is expected to be recognized to revenue in the next two years, 83% is expected to be recognized within three years and the remainder thereafter. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.
4. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Raw materials	$2,098	$2,052
Work-in-process	28	26
Total inventories	$2,126	$2,078
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023*
Prepaid services	$798	$386
Prepaid software	621	543
Prepaid insurance	414	490
Prepaid rent	134	150
Other	382	440
Total prepaid expenses and other current assets	$2,349	$2,009
*Certain amounts presented in the table above as of December 31, 2023 have been reclassified to conform to the current period presentation.
Other non-current assets
Other non-current assets consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Investment in equity securities	$2,396	$1,168
Loan receivable	1,066	—
Long-term deposits	189	189
Contract acquisition costs	54	—
Total	$3,705	$1,357

On January 5, 2024, one of the Company's equity investments was acquired by another entity and the transaction was determined to result in an observable price change in the equity. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of approximately $1.7 million, recorded in other income during the six months ended June 30, 2024.
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
On April 1, 2024 the conversion feature associated with the Note was bifurcated from the debt host instrument in connection with the underlying stock becoming readily convertible to cash as the result of a de-SPAC transaction. As a result, the fair value of the conversion feature of $0.2 million was given separate recognition. As of June 30, 2024, the fair value of the conversion feature was immaterial, resulting in a loss of $0.2 million recorded to change in fair value of marketable securities on the condensed consolidated statement of operations and comprehensive loss.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023*
Accrued compensation and related benefits	$2,533	$3,245
Accrued professional services	496	1,092
Other accruals	2,009	1,006
Total accrued expenses and other current liabilities	$5,038	$5,343
*Certain amounts presented in the table above as of December 31, 2023 have been reclassified to conform to the current period presentation.
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Quantum computer systems	$13,965	$13,712
Lab equipment	6,864	6,839
Computer equipment	4,283	3,703
Leasehold improvements	1,890	1,075
Furniture and fixtures	381	381
Construction-in-progress	304	894
Total property and equipment	27,687	26,604
Less: Accumulated depreciation	(24,475)	(24,053)
Total property and equipment, net	$3,212	$2,551
Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $0.4 million and $0.5 million, respectively.

6. LOANS PAYABLE, NET
As of June 30, 2024 and December 31, 2023, loans payable, net, consisted of the SIF Loan, the TPC loan (as defined below) and the Term Loan. The following tables show the component of loans payable (in thousands):

	Effective Interest Rate	As of June 30, 2024	As of December 31, 2023
Loans payable, net, current:
TPC Loan, due 2025	Interest free	$366	$399
Term Loan, due 2027	11.00%	32,300	—
Total loans payable, net, current		$32,666	$399
Loans payable, net, non-current:
SIF Loan	Variable[1]	$31,451	$32,072
Term Loan, due 2027	11.00%	—	31,400
TPC Loan, due 2025	Interest free	—	378
Total loans payable, net, non-current		$31,451	$63,850
1Refer below for additional information on the SIF Loan repayment period and effective interest rate.
The following table shows the component of the Company's indebtedness carried at fair value and amortized cost (in thousands):

	As of June 30, 2024	As of December 31, 2023
TPC Loan, due 2025	$366	$399
Total loans payable, net, current, at amortized cost	366	399
Fair value option - Term Loan	32,300	—
Total loans payable, net, current	$32,666	$399

	As of June 30, 2024	As of December 31, 2023
SIF Loan	$31,451	$32,072
TPC Loan, due 2025	—	378
Total loans payable, net, non-current, at amortized cost	31,451	32,450
Fair value option - Term Loan	—	31,400
Total loans payable, net, non-current	$31,451	$63,850
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
The estimated fair value of the TPC Loan (Level 2) at June 30, 2024 was $0.3 million. The fair value of the TPC Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
SIF Loan
On November 20, 2020, the Company entered into the SIF Loan. As of December 31, 2023, the Company had received the full C$40.0 million in eight tranches between November 2020 and December 2023. Funds from the SIF Loan were used for projects involving the adaptation of research findings for commercial applications that have the potential for market disruption; development of current product and services through the implementation of new or incremental technology that will enhance the Company’s competitive capability; and development of process improvements which reduce the environmental footprint of current production through the use of new or improved technologies.

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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of June 30, 2024, the Company is not aware of any events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of June 30, 2024 and December 31, 2023, the Company calculated a weighted average effective interest rate for all tranches of 2.46% and 2.46%, respectively based on the most recent revenue projections at each reporting date.
The estimated fair value of the SIF Loan (Level 3) at June 30, 2024 was $4.3 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenue for the Company and the appropriate discount rate.
Term Loan
On April 13, 2023, the Company entered into the Term Loan with PSPIB, a related party to the Company's largest shareholder. Under the Term Loan, term loans in aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions.
The Term Loan matures on March 31, 2027, is secured by a first-priority security interest in substantially all of the Company's assets and contains certain operational and financial covenants, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The Term Loan is subject to a 2% drawdown fee and requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan. Such repayments are subject to a premium payment equal to 10% of the amount then prepaid to the Lender, in addition to the regular prepayment premium applicable on that date, except as modified by the amendment to the Term Loan as discussed below. The Term Loan is subject to a prepayment premium due to the Lender equal to 3% of the amount prepaid/repaid within the first year of the Closing Date, 2% in the second year, 1% in the third year and no prepayment premium thereafter. At the Company's discretion, the Term Loan bears interest on a monthly basis at either (i) 10.0% payable in cash, or (ii) 11.0% payable in kind ('PIK'), with the latter added to the principal value of the Term Loan. For the three months ended June 30, 2024 and 2023, the Company recognized $0.9 million and $0.4 million, respectively, in PIK interest expense related to the Term Loan. For the six months ended June 30, 2024 and 2023, the Company recognized $1.8 million and $0.4 million, respectively, in PIK interest expense related to the Term Loan. The PIK interest expense is included in interest expense on the condensed consolidated statements of operations and comprehensive loss.
Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The first and second tranche of the Term Loan, each in an aggregate principal amount of $15.0 million, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively, with the third tranche of $20.0 million to be made automatically available to the Company subject to the satisfaction of certain conditions. PSPIB has agreed to waive certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the fiscal quarters ended June 30, 2023 and September 30, 2023. On August 7, 2024, the Company entered into the Limited Waiver Agreement with PSPIB. Refer to Note 12 - Subsequent events for further details. Pursuant to the terms of the Limited Waiver Agreement, the Company was granted a waiver of compliance for the 2024 second quarter permitted variance covenant. The requirement for a waiver resulted in reclassification of the loan balance to current liabilities on the condensed consolidated balance sheets.
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

The Term Loan was amended to allow the Company to issue up to $50.0 million under the Purchase Agreement without needing to pay down the Term Loan if the proceeds were received before December 31, 2023. On February 7, 2024, a fifth amendment was made to include the investment in Zapata via a senior secured promissory note as a "Permitted Investment" (see Note 4 for further information). Any proceeds from issuing Common Shares under the Purchase Agreement exceeding $50.0 million must be used to repay the Term Loan, plus a 10% premium on the prepaid amount.
On April 16, 2024, the Company entered into the sixth amendment to the Term Loan with PSPIB. The amendment provides an additional period during which no prepayment of the advances under the Term Loan is required for up to $30.0 million in gross proceeds received by the Company from share issuances under the Purchase Agreement or the Company’s $175 million shelf registration statement on Form S-3, which became effective on May 24, 2024, between April 16, 2024, and September 30, 2024 (the "Second Prepayment Exemption"). Additionally, the amendment allows for a prepayment premium exemption for up to $20.0 million in gross proceeds received after the $30.0 million Second Prepayment Exemption. Under this exemption, the additional 10% prepayment premium will not apply for any mandatory prepayment from proceeds from the issuance of Common Shares under the ELOC.
Any unrealized gain or loss on the Term Loan is included in change in fair value of Term Loan on the condensed consolidated statements of operations and comprehensive loss.
The Term Loan was classified as a Level 3 fair value measurement and measured using the binomial lattice model and the Monte Carlo simulation model. Key inputs for the simulations are summarized below.

As of June 30, 2024
Weighted-average risk-free rate	5.45% Range: 5.38% to 5.48%
Default Trigger Event probability	5.00% on January 1, 2025
ELOC financing trigger event probability	50.00% from July 1, 2025 through December 1, 2025
Weighted-average market yield rate (Default Trigger Event)	19.48%
Weighted-average market yield rate (Call Option)	17.39% Range: 13.45% to 19.80%
Weighted-average market yield volatility	5.00%
The following table summarizes the difference between the fair value and the amortized cost of the Term Loan as of June 30, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Term Loan, due 2027	$33,864	$1,564	$32,300
The following table summarizes the changes in the carrying value of the Term Loan (in thousands):

Six months ended June 30, 2024
Beginning balance	$31,400
PIK interest expenses	1,824
Change in fair value	(924)
Ending balance	$32,300

7. WARRANT LIABILITIES

Public and Private Warrants
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants (the "Public Warrants") and 8,000,000 DPCM private warrants (the "Private Warrants", collectively the "Warrants"). During the six months ended June 30, 2024, no DPCM public or private warrants were exercised.
As of June 30, 2024, the Company has 17,916,609 Warrants outstanding. As part of the Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
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
The Company may redeem the Public Warrants:
•in whole and not in part;
• at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Common Shares;
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
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the Conversion Ratio of 0.889657 (the "Conversion Ratio") established in the Merger. The warrants vest based on various contractual milestones. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of June 30, 2024, no additional Warrant Preferred Shares were vested or probable of vesting.

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
Share-based compensation awards are settled by issuing new shares.
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2023	11,464,447	1.64	6.80	—
Granted	2,921,082	1.30	—	—
Exercised	(51,802)	0.97	—	35
Forfeited and expired	(223,336)	3.18	—	—
Outstanding as of June 30, 2024	14,110,391	1.64	6.97	2,641
Options exercisable as of June 30, 2024	11,757,385	1.41	6.60	2,407
Options unvested as of June 30, 2024	2,353,006	2.47	8.80	234
As of June 30, 2024, out of the total 14,110,391 options that have been issued and are currently outstanding, 10,365,939 options were granted under the 2020 Plan. These options will be converted applying the Conversion Ratio into a maximum of 9,222,130 Common Shares upon exercise.
Restricted stock unit awards
The following table summarizes the RSU activity and related information under the 2022 Plan (in thousands except share and per share data):

	Number of RSUs	Weighted average Grant Date Fair Value ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Unvested as of December 31, 2023	7,045,813	3.13	9.08	6,201
Granted	5,895,616	1.74	—	—
Forfeited and expired	(233,214)	2.86	—	—
Vested	(2,470,917)	1.00	—	—
Unvested as of June 30, 2024	10,237,298	2.85	14.63	11,671
Employee Stock Purchase Plan
During the three months ended June 30, 2024, 262,777 common shares were issued under the Employee Stock Purchase Plan.

Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$154	$232	$329	$610
Research and development	1,311	1,663	2,432	4,424
General and administrative	2,248	2,642	4,206	5,935
Sales and marketing	508	185	763	508
Total stock-based compensation	$4,221	$4,722	$7,730	$11,477
As of June 30, 2024, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $26.5 million. This amount is based on an estimated future forfeiture rate of 2.7% per year and will be recognized over a weighted-average period of approximately 2.27 years.
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
Short swing profit settlement
During the six months ended June 30, 2023, the Company recorded approximately $0.2 million related to a short swing profit settlement remitted by a shareholder of the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in-capital in the condensed consolidated statements of stockholders’ deficit, as well as in financing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2023.
10. COMMITMENTS AND CONTINGENCIES
Lease obligations
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended June 30, 2024 and 2023, total operating lease costs were $0.6 million and $0.3 million, respectively. During the six months ended June 30, 2024 and 2023, total operating lease costs were $1.0 million and $0.7 million, respectively.
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
As of June 30, 2024, the Company was not subject to any material litigation or pending litigation claims.
11. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended June 30,
	2024	2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(17,778)	$(26,189)
Denominator:
Weighted-average common stock outstanding	172,139,085	127,337,903
Net loss per share attributable to common stockholders - basic and diluted	$(0.10)	$(0.21)

	Six Months Ended June 30,
	2024	2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(35,090)	$(50,595)
Denominator:
Weighted-average common stock outstanding	166,723,787	125,252,585
Net loss per share attributable to common stockholders - basic and diluted	$(0.21)	$(0.40)
For the six months ended June 30, 2024 and 2023 the Company’s potentially dilutive securities were stock options, the Warrant Shares, the Public Warrants and Private Warrants and the unvested restricted stock unit awards.
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Six Months Ended June 30,
	2024	2023
Public Warrants as converted to Common Shares (Note 7)	14,420,065	14,420,065
Private Warrants as converted to Common Shares (Note 7)	11,633,060	11,633,060
D-Wave Systems Warrant Shares as converted to Common Shares (Note 7)	1,155,713	2,889,282
Stock options issued and outstanding	12,966,583	11,311,698
Unvested restricted stock unit awards	10,237,298	—
Total	50,412,719	40,254,105
12. SUBSEQUENT EVENTS
The Company has evaluated all events occurring through August 8, 2024, the date on which the condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:

Issuance of Common Shares
Subsequent to June 30, 2024, the Company has issued 10,621,447 Common Shares in connection with the Purchase Agreement for total proceeds of $11.9 million.
Subsequent to June 30, 2024, the Company has issued 4,551,439 Common Shares in connection with the ATM Agreement for total proceeds of $5.0 million.
Repayment of Term Loan
Subsequent to June 30, 2024, the Company has repaid $15.8 million of the Term Loan, reducing the loan balance to approximately $18.6 million at amortized cost as of August 7, 2024.
Waiver
On August 7, 2024, the Company entered into the Limited Waiver Agreement (the "Limited Waiver Agreement") with PSPIB, relating to the Term Loan, as amended, modified or waived from time to time. Under the Limited Waiver Agreement, PSPIB agreed to waive the 2024 second quarter permitted variance covenant.
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
During the three months ended June 30, 2024 and 2023, we generated revenue totaling $2.2 million and $1.7 million, respectively. During the six months ended June 30, 2024 and 2023, we generated revenue totaling $4.6 million and $3.3 million, respectively. We have incurred significant operating losses since inception. For the three months ended June 30, 2024 and 2023, our net losses were $17.8 million and $26.2 million, respectively. For the six months ended June 30, 2024 and 2023, our net losses were $35.1 million and $50.6 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of June 30, 2024, we had an accumulated deficit of $518.2 million.
Macroeconomic Environment
Unfavorable conditions in the economy in the United States, Canada and abroad, including conditions resulting from changes in inflationary pressure, gross domestic product growth, financial and credit market fluctuations, banking collapses and related uncertainty, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, Israel or elsewhere, could cause a decrease in business investments on our products and negatively affect the growth of our business and our results of operations.

Key Components of Results of Operations
Revenue
We currently generate our revenue primarily through subscription sales to access our QCaaS cloud platform and professional services related to the development and implementation of quantum computing applications and delivery of quantum computing application training. QCaaS revenue is recognized on a ratable basis over the contract term, which generally ranges from one month to two years. Professional services revenue is recognized over time on a percentage of completion basis using the costs incurred input measure of progress.
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
We expect our research and development expenses will trend upward on an absolute dollar basis for the foreseeable future as we continue to invest in research and development efforts to enhance the performance of our annealing quantum computers, to complete the development of our gate model quantum computer, and to broaden the functionality, improve the reliability, availability and scalability of our QCaaS cloud platform. If in the future we receive government grants and research incentives, which have historically offset a portion of research and development costs, these costs could decrease in absolute dollars. Also, non-cash share based compensation expenses may cause downward fluctuations in these costs from time to time.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel and outside professional services expenses including legal, audit and accounting services, insurance, other administrative expenses and allocated facility costs for our administrative functions.
We expect our general and administrative expenses to decrease in absolute dollars in the near term due to significant investments in scaling up our ability to operate as a public company made in prior years. However, in the longer term we expect general and administrative expenses to increase in absolute dollars as we continue to invest in more comprehensive compliance and governance functions, increased IT security and compliance, and expanded internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. However, non-cash stock-based compensation expenses may cause downward fluctuations in these costs from time to time.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, direct advertising, marketing and promotional material costs, sales commission expense, consulting fees and allocated facility costs for our sales and marketing functions. We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, expand our global customer base, and broaden our brand awareness. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. However, non-cash stock-based compensation expenses may cause downward fluctuations in these costs from time to time.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Variance
(In thousands, except share and per share data)	2024	2023	Amount	%
Revenue	$2,183	$1,707	$476	28%
Cost of revenue	795	1,002	(207)	(21)%
Total gross profit	1,388	705	683	97%
Operating expenses:
Research and development	8,355	9,548	(1,193)	(12)%
General and administrative	7,471	9,576	(2,105)	(22)%
Sales and marketing	4,401	2,488	1,913	77%
Total operating expenses	20,227	21,612	(1,385)	(6)%
Loss from operations	(18,839)	(20,907)	2,068	(10)%
Other income, net:
Interest expense	(1,160)	(575)	(585)	102%
Change in fair value of Term Loan	(275)	(345)	70	(20)%
Term Loan debt issuance costs	—	(1,393)	1,393	(100)%
Gain (loss) on investment in marketable equity securities	(157)	—	(157)	n/a
Change in fair value of warrant liabilities	2,195	(2,150)	4,345	(202)%
Other income (expense), net	458	(819)	1,277	(156)%
Total other income (expense), net	1,061	(5,282)	6,343	(120)%
Net loss	$(17,778)	$(26,189)	$8,411	(32)%
Foreign currency translation adjustment, net of tax	22	(66)	88	(133)%
Net comprehensive loss	$(17,756)	$(26,255)	$8,499	(32)%
Revenue
Revenue increased by $0.5 million, or 28%, to $2.2 million for the three months ended June 30, 2024 as compared to $1.7 million for the three months ended June 30, 2023. The increase was due primarily to an increase in QCaaS revenue of $0.7 million stemming from an increase in the average revenue per QCaaS customer, partially offset by a decrease of $0.2 million in professional service revenue during the period ending June 30, 2024.
Cost of Revenue
Cost of revenue decreased by $0.2 million, or 21%, to $0.8 million for the three months ended June 30, 2024 as compared to $1.0 million for the three months ended June 30, 2023. The decrease in cost of revenue was primarily driven by a decrease in non-cash stock-based compensation and personnel costs of $0.1 million and $0.1 million, respectively.

Operating Expenses
Research and Development Expenses
Research and development expenses decreased by $1.2 million, or 12%, to $8.4 million for the three months ended June 30, 2024 compared to $9.5 million for the three months ended June 30, 2023. In particular, the decrease was primarily driven by decreases in personnel costs of $0.6 million, stock-based compensation expenses of $0.4 million and fabrication and related expenses of $0.3 million.
General and Administrative Expenses
General and administrative expenses decreased by $2.1 million, or 22%, to $7.5 million for the three months ended June 30, 2024 as compared to $9.6 million for the three months ended June 30, 2023. The decrease was primarily driven by decreases in professional fees of $1.7 million, stock-based compensation expense of $0.4 million and insurance costs of $0.3 million, partially offset by increases in bad debt expenses of $0.2 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $1.9 million, or 77%, to $4.4 million for the three months ended June 30, 2024 as compared to $2.5 million for the three months ended June 30, 2023. The increase was primarily driven by increases in marketing expenses of $0.8 million, personnel costs of $0.7 million and stock-based compensation expense of $0.3 million.
Other Income (Expense), net
Interest Expense
Interest expense increased by $0.6 million, or 102%, to $1.2 million for the three months ended June 30, 2024 as compared to $0.6 million for the three months ended June 30, 2023. The increase is primarily due to accrued interest related to the Term Loan, which was advanced to us in two tranches, each in an aggregate principal amount of $15.0 million, on April 14, 2023 and July 13, 2023, respectively. Refer to Note 6 to the accompanying unaudited condensed consolidated financial statements for further details.
Change in fair value of Term Loan
Fair value of Term Loan increased by $0.28 million for the three months ended June 30, 2024 as compared to an increase of $0.35 million for the three months ended June 30, 2023. On April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting of the Term Loan (see Note 2 to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varies primarily based on the market yield rate, market yield volatility, probability for an event of default and the probability of the issuance of shares of D-Wave’s common stock, par value $0.0001, (the "Common Share") under a purchase agreement with Lincoln Park on June 16, 2022 (the "Purchase Agreement").
Term Loan debt issuance costs
Term Loan debt issuance costs decreased by $1.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, as there were no advances on the Term Loan during the three months ended June 30, 2024.
Gain (loss) on investment in marketable equity securities
Loss on investment in marketable equity securities increased by $0.2 million for the three months ended June 30, 2024 as compared to zero for the three months ended June 30, 2023. This loss resulted from the decrease in fair value of the conversion feature of the Zapata convertible notes (see Note 4 to the accompanying condensed consolidated financial statements).
Change in fair value of warrant liabilities
Fair value of warrant liabilities decreased by $2.2 million for the three months ended June 30, 2024 as compared to an increase of $2.2 million for the three months ended June 30, 2023. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 and Note 7 to the accompanying condensed consolidated financial statements).

Other income (expense), net
Other income (expense), net increased by $1.3 million or 156%, to $0.5 million for the three months ended June 30, 2024 as compared to $(0.8) million for the three months ended June 30, 2023. The increase was primarily driven by the net impact of foreign exchange gains of $1.1 million and increase in interest income of $0.2 million.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Variance
(In thousands, except share and per share data)	2024	2023	Amount	%
Revenue	$4,648	$3,290	$1,358	41%
Cost of revenue	1,601	2,164	(563)	(26)%
Total gross profit	3,047	1,126	1,921	171%
Operating expenses:
Research and development	16,880	20,463	(3,583)	(18)%
General and administrative	15,037	20,872	(5,835)	(28)%
Sales and marketing	7,485	5,388	2,097	39%
Total operating expenses	39,402	46,723	(7,321)	(16)%
Loss from operations	(36,355)	(45,597)	9,242	(20)%
Other income, net:
Interest expense	(2,300)	(787)	(1,513)	192%
Change in fair value of Term Loan	924	(345)	1,269	(368)%
Term Loan debt issuance costs	—	(1,393)	1,393	(100)%
Gain (loss) on investment in marketable equity securities	1,503	—	1,503	n/a
Change in fair value of warrant liabilities	(457)	(1,512)	1,055	(70)%
Other income (expense), net	1,595	(961)	2,556	(266)%
Total other income (expense), net	1,265	(4,998)	6,263	(125)%
Net loss	$(35,090)	$(50,595)	$15,505	(31)%
Foreign currency translation adjustment, net of tax	69	(85)	154	(181)%
Net comprehensive loss	$(35,021)	$(50,680)	$15,659	(31)%
Revenue
Revenue increased by $1.4 million, or 41%, to $4.6 million for the six months ended June 30, 2024 as compared to $3.3 million for the six months ended June 30, 2023, with the increase due primarily to an increase in QCaaS revenue of $1.3 million, primarily due to an increase in the average revenue per QCaaS customer, as well as an increase of $0.1 million in professional service revenue, primarily driven by an increase in training revenue.
Cost of Revenue
Cost of revenue decreased by $0.6 million, or 26%, to $1.6 million for the six months ended June 30, 2024 as compared to $2.2 million for the six months ended June 30, 2023. The decrease in cost of revenue was primarily driven by a decrease in non-cash stock-based compensation of $0.3 million, personnel costs of $0.2 million and quantum computing infrastructure costs of $0.1 million, respectively.
Operating Expenses
Research and Development Expenses
Research and development expenses decreased by $3.6 million, or 18%, to $16.9 million for the six months ended June 30, 2024 compared to $20.5 million for the six months ended June 30, 2023. The decrease was primarily driven by decreases in stock-based compensation expenses of $2.0 million, personnel costs of $0.8 million, fabrication expenses of $0.5 million and facilities expenses of $0.3 million.

General and Administrative Expenses
General and administrative expenses decreased by $5.8 million, or 28%, to $15.0 million for the six months ended June 30, 2024 as compared to $20.9 million for the six months ended June 30, 2023. The decrease was primarily driven by decreases in professional fees of $3.8 million, stock-based compensation expense of $1.7 million and insurance costs of $0.6 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $2.1 million, or 39%, to $7.5 million for the six months ended June 30, 2024 as compared to $5.4 million for the six months ended June 30, 2023. The increase was primarily driven by increases in personnel costs of $1.7 million, marketing expenses of $0.3 million and stock-based compensation expense of $0.3 million.
Other Income (Expense), net
Interest Expense
Interest expense increased by $1.5 million, or 192%, to $2.3 million for the six months ended June 30, 2024 as compared to $0.8 million for the six months ended June 30, 2023. The increase is primarily due to accrued interest related to the Term Loan, which was advanced to us in two tranches, each in an aggregate principal amount of $15.0 million, on April 14, 2023 and July 13, 2023, respectively. Refer to Note 6 to the accompanying unaudited condensed consolidated financial statements for further details.
Change in fair value of Term Loan
Fair value of Term Loan decreased by $0.9 million for the six months ended June 30, 2024 as compared to an increase of $0.3 million for the six months ended June 30, 2023. As previously mentioned, on April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting of the Term Loan (see Note 2 to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varies primarily based on the market yield rate, market yield volatility, probability for an event of default and the probability of the issuance of shares of D-Wave’s Common Shares under the Purchase Agreement.
Term Loan debt issuance costs
Term Loan debt issuance costs decreased by $1.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, as there were no advances on the Term Loan during the six months ended June 30, 2024.
Gain (loss) on investment in marketable equity securities
Gain (loss) on investment in marketable equity securities increased by $1.5 million for the six months ended June 30, 2024 as compared to zero for the six months ended June 30, 2023. On January 5, 2024, an investee of the Company was acquired for a combination of cash and stock in an observable orderly transaction. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of $1.7 million, partially offset by a loss associated with the fair value of the conversion feature of the Zapata convertible notes (see Note 4 to the accompanying condensed consolidated financial statements).
Change in fair value of warrant liabilities
Fair value of warrant liabilities increased by $0.5 million to $2.1 million for the six months ended June 30, 2024 as compared to an increase of $1.5 million for the six months ended June 30, 2023. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 and Note 7 to the accompanying condensed consolidated financial statements).
Other income (expense), net
Other income (expense), net increased by $2.6 million or 266%, to $1.6 million for the six months ended June 30, 2024 as compared to $(1.0) million for the six months ended June 30, 2023. The increase was primarily driven by the net impact of foreign exchange gains of $2.1 million and increase in interest income of $0.4 million.

Liquidity and Capital Resources
Since its inception, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2024, the Company had an accumulated deficit of $518.2 million. For the three months ended June 30, 2024 and 2023, the Company incurred a net loss of $17.8 million and $26.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred a net loss of $35.1 million and $50.6 million, respectively. For the six months ended June 30, 2024 and 2023, the Company had net cash outflows from operating activities of $26.6 million and $29.0 million, respectively. As of June 30, 2024, the Company had cash of $40.9 million and working capital (current assets less current liabilities) of $4.0 million. Additionally, total liabilities exceeded total assets at June 30, 2024 by $21.5 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
On April 13, 2023 (the "Closing Date"), the Company finalized a Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. The Term Loan, outlined in Note 6 - Loans payable, net, provides $50.0 million in three tranches, with financial performance requirements. The first two tranches of $15.0 million each were disbursed on April 14, 2023, and July 13, 2023, respectively. The third tranche of $20.0 million is contingent on meeting specific criteria, including a non-dilutive financing closure. There can be no assurance that the Company will be able to meet the conditions necessary to draw on the third tranche. As of August 7, 2024, the Company had prepaid $15.8 million for the Term Loan (see Note 12). According to the terms of the sixth amendment, this prepayment qualifies for the prepayment premium exemption for up to $20.0 million in gross proceeds received (see Note 6). On August 7, 2024, the Company entered into the Limited Waiver Agreement with PSPIB, relating to the Term Loan. Refer to Note 12 - Subsequent events for further details. Pursuant to the terms of the Limited Waiver Agreement, the Company was granted a waiver of compliance for the 2024 second quarter permitted variance covenant. The requirement for a waiver resulted in reclassification of the loan balance to current liabilities on the condensed consolidated balance sheets.
In conjunction with the Merger, the Company and D-Wave Systems entered into the Purchase Agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022, which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150.0 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. During the six months ended June 30, 2024, the Company has received $20.3 million in proceeds through the issuance of 14,948,550 Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future. As of June 30, 2024, D-Wave had $61.8 million of issuance capacity under the Purchase Agreement.
On May 24, 2024, the Company entered into an at-the-market sales agreement (the “ATM Agreement”) with Needham & Company, LLC, B. Riley Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which the Company may sell from time to time, at its option, shares of the Company’s common stock, par value $0.0001 per share, through or to the Agents, as sales agent or principal. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time through or to the Agents, as sales agent or principal. During the six months ended June 30, 2024, the Company has received $9.1 million in proceeds through the issuance of 8,279,098 Common Shares under the Sales Agreement. As of June 30, 2024, D-Wave had $90.7 million of issuance capacity under the ATM Agreement.
The sale, if any, of shares of the Company’s common stock under the ATM Agreement will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange or any other trading market for the Company’s common stock. Subject to the terms and conditions of the Sales Agreement, the Agents will use commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions.

The compensation payable to the Agents as sales agent shall be up to 3.0% of the gross sales price of the shares sold through or to the Agents pursuant to the ATM Agreement. In addition, the Company will reimburse the Agents for certain expenses incurred in connection with the ATM Agreement, and the Company has agreed in the ATM Agreement to provide indemnification and contribution to the Agents against certain liabilities, including liabilities under the Securities Act.
The Company is not obligated to make any sales of shares of common stock under the ATM Agreement. The offering of common stock pursuant to the ATM Agreement will terminate upon (a) the election of the Agents upon the occurrence of certain adverse events, (b) five business days’ advance notice from the Company to the Agents or five days’ advance notice from any of the Agents to the Company or (c) otherwise by mutual agreement of the parties pursuant to the terms of the ATM Agreement.
To the extent that sufficient capital is not obtained through the cash received in connection with the proceeds of the Term Loan or the issuance of Common Shares under the Purchase Agreement with Lincoln Park and the ATM Agreement, management will be required to obtain additional capital through the issuance of debt and/or equity, or other arrangements. However, there can be no assurance that D-Wave will be able to raise additional capital when needed or under acceptable terms. The issuance of additional equity may dilute existing stockholders and newly issued shares may contain senior rights and preferences compared to the currently outstanding common stock. Any future debt may contain covenants and limit D-Wave’s ability to pay dividends or make other distributions to stockholders. If D-Wave is unable to obtain sufficient financing, operations will be scaled back or discontinued.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating Activities	$(26,587)	$(29,044)
Investing Activities	(1,809)	(79)
Financing Activities	27,881	29,657
Effect of exchange rate changes on cash and cash equivalents	69	(85)
Net increase (decrease) in cash and cash equivalents	$(446)	$449
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
For the six months ended June 30, 2024, net cash used in operating activities was $26.6 million, a decrease of $2.5 million from $29.0 million for the six months ended June 30, 2023. The change is primarily due to a decrease in net loss of $15.5 million, offset by a decrease in noncash items of $9.1 million and a decrease in cash released from working capital of $4.0 million. The decrease in noncash items was primarily due to a decrease in stock-based compensation of $3.7 million, an increase in unrealized foreign exchange gain of $2.2 million, a gain on marketable securities of $1.5 million, a decrease in fair value of Term Loan of $1.3 million and a decrease in debt issuance costs of $0.6 million, partially offset by an increase in non-cash interest expense of $1.5 million. The decrease in working capital was primarily driven by a decrease in change in prepaid expenses and other current assets of $2.0 million, a decrease in change in deferred revenue of $1.3 million and an increase in change in trade accounts payable of $0.8 million.

Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2024 was $1.8 million, an increase of $1.7 million in cash used in investing activities from $0.1 million for the six months ended June 30, 2023. The increase is primarily due to purchase of convertible note of $1.0 million and an increase in purchase of property and equipment of $0.8 million. On February 8, 2024, the Company purchased a convertible Senior Secured Note with a principal amount of $1.0 million from Zapata. Refer to Note 2 and Note 4 to the unaudited condensed consolidated financial statements for further details.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 was $27.9 million, a decrease of $1.8 million from cash provided by financing activities of $29.7 million for the six months ended June 30, 2023. The decrease is primarily due to a decrease in debt financing proceeds of $14.4 million, a decrease in proceeds from the issuance of common stock upon exercise of stock options of $1.2 million, and the payment of tax withheld for common stock issued under stock-based compensation plans of $1.4 million. The decrease was partially offset by an increase in proceeds from the issuance of common stock pursuant to the Lincoln Park Purchase Agreement of $4.6 million, proceeds from the issuance of common stock pursuant to the ATM agreement of $9.1 million and a decrease in debt repayments of $1.5 million.
Contractual Obligations and Commitments
As of June 30, 2024, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Evaluation of Disclosure Controls and Procedures
In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting specifically related to D-Wave’s control environment in relation to our financial statement close process (i.e., lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and to perform sufficient review over certain financial statement areas), as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of the end of the period covered by this Report.
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
The Company continues to make significant progress in addressing the previously identified material weakness, however the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls have operated for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls have been designed and operating effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation to address the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Waiver
On August 7, 2024, the Company entered into the Limited Waiver Agreement with PSPIB, relating to the Term Loan, as amended, modified or waived from time to time. Under the Limited Waiver Agreement, PSPIB agreed to waive the 2024 Q2 Permitted Variance Covenant (as defined in the Limited Waiver Agreement). The above description of the material terms of the Limited Waiver Agreement is qualified in its entirety by the Limited Waiver Agreement attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated by reference into this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1*	Limited Waiver Agreement, dated as of August 7, 2024, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

D-Wave Quantum Inc.

August 8, 2024	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)