Form 10-Q
period 2024-09-30
D-Wave Quantum Inc.
filed 2024-11-14
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 13, 2024, there were outstanding 180,252,641 shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 43,762,188 exchangeable shares outstanding as of November 13, 2024, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding D-Wave Quantum Inc.’s and D-Wave Quantum Inc.’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Factors that might cause or contribute to a material difference include those risks discussed below and in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC”). You should not place undue reliance on these forward-looking statements in making an investment decision with respect to the securities offered under this Report. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond the control of D-Wave Quantum. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. All forward-looking statements set forth in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included our most recent Annual Report on Form 10-K. These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
(In thousands, except share and per share data)	(Unaudited)
Assets
Current assets:
Cash	$29,274	$41,307
Trade accounts receivable, net of allowance for doubtful accounts of $225 and zero	1,456	1,652
Inventories	1,903	2,078
Prepaid expenses and other current assets	2,447	2,009
Total current assets	35,080	47,046
Property and equipment, net	3,414	2,551
Operating lease right-of-use assets	7,642	8,223
Intangible assets, net	436	179
Other non-current assets	2,989	1,357
Total assets	$49,561	$59,356

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$696	$1,465
Accrued expenses and other current liabilities	6,573	5,343
Current portion of operating lease liabilities	1,580	1,374
Loans payable, net, current (including $13,700 and $— as of September 30, 2024 and December 31, 2023, respectively, at fair value)	14,070	399
Deferred revenue, current	2,910	2,669
Total current liabilities	25,829	11,250
Warrant liabilities	1,611	1,630
Operating lease liabilities, net of current portion	6,966	7,028
Loans payable, net, non-current (including $— and $31,400 as of September 30, 2024 and December 31, 2023, respectively, at fair value)	32,013	63,850
Deferred revenue, non-current	57	79
Total liabilities	$66,476	$83,837

Commitments and contingencies (Note 10)

Stockholders' deficit:
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both September 30, 2024 and December 31, 2023; 207,963,593 shares and 161,113,744 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	20	16
Additional paid-in capital	534,527	469,081
Accumulated deficit	(540,863)	(483,061)
Accumulated other comprehensive loss	(10,599)	(10,517)
Total stockholders' deficit	(16,915)	(24,481)
Total liabilities and stockholders’ deficit	$49,561	$59,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue	$1,870	$2,562	$6,518	$5,852
Cost of revenue	827	1,033	2,428	3,197
Total gross profit	1,043	1,529	4,090	2,655
Operating expenses:
Research and development	8,668	9,459	25,548	29,922
General and administrative	9,259	8,003	24,296	28,875
Sales and marketing	3,752	2,474	11,237	7,862
Total operating expenses	21,679	19,936	61,081	66,659
Loss from operations	(20,636)	(18,407)	(56,991)	(64,004)
Other income (expense), net:
Interest expense	(1,180)	(1,035)	(3,480)	(1,822)
Change in fair value of Term Loan	(1,559)	1,701	(635)	1,356
Term Loan debt issuance costs	—	(725)	—	(2,118)
Gain (loss) on investment in marketable equity securities	(8)	—	1,495	—
Change in fair value of warrant liabilities	476	1,433	19	(79)
Other income (expense), net	195	927	1,790	(34)
Total other income (expense), net	(2,076)	2,301	(811)	(2,697)
Net loss	$(22,712)	$(16,106)	$(57,802)	$(66,701)
Net loss per share, basic and diluted	$(0.11)	$(0.12)	$(0.32)	$(0.51)
Weighted-average shares used in computing net loss per share, basic and diluted	201,585,533	133,222,318	178,406,948	131,373,959

Comprehensive loss:
Net loss	$(22,712)	$(16,106)	$(57,802)	$(66,701)
Foreign currency translation adjustment	(151)	15	(82)	(70)
Net comprehensive loss	$(22,863)	$(16,091)	$(57,884)	$(66,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended September 30, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balance at June 30, 2024	186,073,087	$18	$507,067	$(518,151)	$(10,448)	$(21,514)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	10,621,447	1	11,898	—	—	11,899
Issuance of common stock in at-the-market offerings, net of issuance costs of $223	11,058,026	1	11,586	—	—	11,587
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	211,033	—	41	—	—	41
Stock-based compensation	—	—	4,054	—	—	4,054
Tax withholding related to vesting of restricted stock units	—	—	(119)	—	—	(119)
Foreign currency translation adjustment, net of tax	—	—	—	—	(151)	(151)
Net loss	—	—	—	(22,712)	—	(22,712)
Balances at September 30, 2024	207,963,593	$20	$534,527	$(540,863)	$(10,599)	$(16,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended September 30, 2023
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balance at June 30, 2023	128,028,658	$12	$409,885	$(450,941)	$(10,487)	$(51,531)
Exercise of stock options	786,202	—	683	—	—	683
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	26,247,450	3	45,660	—	—	45,663
Issuance of common stock in connection with the Employee Stock Purchase Plan	226,453	—	273	—	—	273
Stock-based compensation	—	—	5,884	—	—	5,884
Foreign currency translation adjustment, net of tax	—	—	—	—	15	15
Net loss	—	—	—	(16,106)	—	(16,106)
Balances at September 30, 2023	155,288,763	$15	$462,385	$(467,047)	$(10,472)	$(15,119)

The accompanying notes are an integral part of these condensed consolidated financial statements

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Nine Months Ended September 30, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2023	161,113,744	$16	$469,081	$(483,061)	$(10,517)	$(24,481)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	25,569,997	2	32,185	—	—	32,187
Issuance of common stock in at-the-market offerings, net of issuance costs of $223	19,337,124	2	20,686	—	—	20,688
Issuance of common stock in connection with the Employee Stock Purchase Plan	262,777	—	171	—	—	171
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	1,679,951	—	84	—	—	84
Stock-based compensation	—	—	13,790	—	—	13,790
Tax withholding related to vesting of restricted stock units	—	—	(1,470)	—	—	(1,470)
Foreign currency translation adjustment, net of tax	—	—	—	—	(82)	(82)
Net loss	—	—	—	(57,802)	—	(57,802)
Balances at September 30, 2024	207,963,593	$20	$534,527	$(540,863)	$(10,599)	$(16,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
For the Nine Months Ended September 30, 2023
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2022	113,335,530	$11	$381,274	$(400,346)	$(10,402)	$(29,463)
Exercise of stock options	2,239,676	—	1,890	—	—	1,890
Issuance of common stock in connection with the Purchase Agreement	39,487,104	4	61,342	—	—	61,346
Issuance of common stock in connection with the Employee Stock Purchase Plan	226,453	—	273			273
Stock-based compensation	—	—	17,362	—	—	17,362
Short-swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(70)	(70)
Net loss	—	—	—	(66,701)	—	(66,701)
Balances at September 30, 2023	155,288,763	$15	$462,385	$(467,047)	$(10,472)	$(15,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(57,802)	$(66,701)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	793	828
Stock-based compensation	11,784	17,362
Amortization of operating right-of-use assets	565	573
Provision for excess and obsolete inventory	89	35
Non-cash interest expense, net of cash paid for PIK interest	(1,350)	1,745
Change in fair value of Warrant liabilities	(19)	79
Change in fair value of Term Loan	635	(1,356)
Debt issuance costs netted from Term Loan proceeds	—	993
Gain on marketable securities	(1,495)	—
Unrealized foreign exchange gain	(810)	(40)
Change in operating assets and liabilities:
Trade accounts receivable	122	7
Inventories	(298)	(235)
Prepaid expenses and other current assets	(437)	2,035
Trade accounts payable	(822)	(2,267)
Accrued expenses and other current liabilities	3,268	965
Deferred revenue	219	479
Operating lease liability	292	(412)
Other non-current assets	606	—
Net cash used in operating activities	(44,660)	(45,910)
Cash flows from investing activities:
Purchase of property and equipment	(1,156)	(141)
Purchase of convertible note (Note 4)	(1,000)	—
Sales of marketable equity securities (Note 4)	254	—
Expenditures for internal-use software	(276)	(35)
Net cash used in investing activities	(2,178)	(176)
Cash flows from financing activities:
Proceeds from the issuance of common stock pursuant to the Lincoln Park Purchase Agreement	32,187	61,346
Proceeds from the issuance of common stock in at-the-market offerings, net of issuance costs of $223	20,688	—
Proceeds from the issuance of common stock upon exercise of stock options	84	1,890
Proceeds from common stock issued under the Employee Stock Purchase Plan	171	273
Proceeds from Term Loan	—	29,007
Proceeds from government assistance	—	1,487
Payment on directors and officers insurance financing arrangement	—	(1,449)
Payment of tax withheld pursuant to stock-based compensation settlements	(1,470)	—
Short swing profit settlement	—	244
Debt payment for Term Loan	(16,403)	—
Debt payment for TPC Loan	(370)	(390)
Net cash provided by financing activities	34,887	92,408
Effect of exchange rate changes on cash and cash equivalents	(82)	(70)
Net increase (decrease) in cash and cash equivalents	(12,033)	46,252
Cash and cash equivalents at beginning of period	41,307	7,065
Cash and cash equivalents at end of period	$29,274	$53,317

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$4,304	$—
Supplemental disclosure of non-cash investing and financing activities:
Inventory applied to capital projects	$385	$152
Operating lease right-of-use assets exchanged for new operating lease obligations	$796	$—
Purchases of property and equipment included in accounts payable	$96	$53
Bonus settled in vested share based compensation awards	$2,006	$—
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission ("SEC"). In the opinion of the Company, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the condensed consolidated statements of operations and comprehensive loss, condensed consolidated balance sheets, and condensed consolidated statements of cash flows. Interim results should not be regarded as indicative of results that may be expected for any other period or the entire year.
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
Liquidity and Going Concern
The Company has prepared its condensed consolidated financial statements assuming that it will continue as a going concern. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2024, the Company had an accumulated deficit of $540.9 million. For the three months ended September 30, 2024 and 2023, the Company incurred a net loss of $22.7 million and $16.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred a net loss of $57.8 million and $66.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company had net cash outflows from operating activities of $44.7 million and $45.9 million, respectively. As of September 30, 2024, the Company had cash of $29.3 million and working capital (current assets less current liabilities) of $9.3 million. Additionally, total liabilities exceeded total assets at September 30, 2024 by $16.9 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.

On April 13, 2023 (the "Closing Date"), the Company finalized a Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. The Term Loan, outlined in Note 6 - Loans payable, net, provides $50.0 million in three tranches, with financial performance requirements. The first two tranches of $15.0 million each were disbursed on April 14, 2023, and July 13, 2023, respectively. The third tranche of $20.0 million is contingent on meeting specific criteria, including a non-dilutive financing closure. As of September 30, 2024, the Company had prepaid $21.1 million of the Term Loan, including $16.4 million in principal and $4.2 million in accrued PIK interest. The remaining balance as of September 30, 2024 was $13.7 million at amortized cost. The Term Loan was subsequently repaid in full on October 22, 2024.
In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 (the "Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding share of common stock of the Company, par value $0.0001, (the "Common Shares") and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. During the nine months ended September 30, 2024, the Company has received $32.2 million in proceeds through the issuance of 25,569,997 Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future. As of September 30, 2024, D-Wave had $49.9 million of issuance capacity under the Purchase Agreement.
On May 24, 2024, the Company entered into an at-the-market sales agreement (the “ATM Agreement”) with Needham & Company, LLC, B. Riley Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which the Company may sell from time to time, at its option, shares of the Company’s common stock, par value $0.0001 per share, through or to the Agents, as sales agent or principal. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time through or to the Agents, as sales agent or principal. During the nine months ended September 30, 2024, the Company has received $20.7 million in net proceeds through the issuance of 19,337,124 Common Shares under the Sales Agreement. As of September 30, 2024, D-Wave had $79.1 million of issuance capacity under the ATM Agreement.
The sale of shares of the Company’s common stock under the ATM Agreement will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange ("NYSE") or any other trading market for the Company’s common stock. Subject to the terms and conditions of the Sales Agreement, the Agents will use commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions.
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
On October 2, 2024, the Company was notified by the NYSE that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. On November 1, 2024, the Company received notification from the NYSE that it had regained compliance within the applicable cure period.
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
The Company also holds an investment in a convertible note (the "Note") of Zapata Computing, Inc. ("Zapata"). The Company accounted for the Note as a loan receivable pursuant to ASC 310, as the Note did not meet the definition of a security. On April 1, 2024, Zapata stock began trading on the Nasdaq and as such became readily convertible to cash. The Company then bifurcated the conversion feature at fair value.
On October 11, 2024, Zapata announced that it was insolvent and would cease operations. Considering this and other financial information available prior to the balance sheet date, the Note was provisionally determined to be uncollectible, and the Company has recognized a credit loss provision for the entire balance owed of $1.0 million as of September 30, 2024. The charge was recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company is one of two senior-most secured creditors to Zapata. The Note is secured by substantially all of Zapata's assets, including cash accounts, accounts receivables, inventory, contract rights and general intangibles, intellectual property, and equipment, as set forth in the security agreements pertaining to the Note. A collateral agent is acting on behalf of the Company to manage, hold, and enforce any liens on the collateral granted by Zapata in favor of the Company to secure its obligations or liabilities under the Note and related security agreements. Any recoveries will be recognized when the fair value of the collateral accruing to the Company becomes determinable.
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
The accounting treatment for the SIF Loan considers the "sale of future revenues" guidance promulgated by ASC 470-10-25. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the currently projected effective interest rate. The liability is classified as non-current, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
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
Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company's condensed consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the nine months ended September 30, 2024. Under the fair value option, debt issuance costs were recorded in other expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Term Loan is subject to certain repayment and prepayment provisions which the Company has considered in their valuation analysis. The valuation analysis performed as of September 30, 2024 did not consider any amendments to the Term Loan that occurred subsequent to September 30, 2024 (See Note 6). To estimate the fair value of the Term Loan under the optional prepayment scenario, we have utilized the binomial lattice model. Additionally, we have employed a Monte Carlo simulation model to forecast both the probability for an event of default in the valuation analysis which would result in a mandatory prepayment of the outstanding principal and accrued and unpaid interest and the probability of the issuance of Common Shares under the Purchase Agreement to determine the estimated proceeds to be paid to the Lender subject to a mandatory prepayment premium of 10%.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The Company did not transfer any assets or liabilities in or out of Level 3 during the nine months ended September 30, 2024 or 2023.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of September 30, 2024
Liabilities:
Warrant Liabilities – Public Warrants	1	$719
Warrant Liabilities – Private Placement Warrants	2	$892
Term Loan	3	$13,700
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Type of products or services
QCaaS	$1,599	$1,132	$5,071	$3,333
Professional services	271	1,338	1,305	2,234
Other revenue*	—	92	142	285
Total revenue	$1,870	$2,562	$6,518	$5,852
Timing of revenue recognition
Revenue recognized over time	$1,856	$2,506	$6,480	$5,713
Revenue recognized at a point in time	14	56	38	139
Total revenue	$1,870	$2,562	$6,518	$5,852
*Other revenue includes support, maintenance and printed circuit board sales. For the three and nine months ended September 30, 2023, maintenance revenues have been reclassified from professional services to other revenue.

Geographic Information
The following table presents a summary of revenue by geography for the three and nine months ended September 30, 2024 and 2023, based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$484	$1,083	$1,845	$1,814
Germany	483	287	1,488	865
Canada	230	—	775	—
Japan	175	299	610	920
Switzerland	197	311	501	686
Other	301	582	1,299	1,567
Total revenue	$1,870	$2,562	$6,518	$5,852
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
The tables below present the significant customers on a percentage of total revenue basis for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	—%	13%	—%	14%
Customer B	19%	—%	18%	11%
Customer C	—%	—%	—%	10%
Customer D	—%	12%	—%	12%
Customer E	11%	12%	—%	12%
As of each of September 30, 2024 and 2023, there were three and three significant customers, respectively, that comprised ten percent or more of outstanding accounts receivable balances.
Contract balances
The following table provides information about account receivable, contract assets and liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024	As of December 31, 2023
Trade accounts receivable and contract assets, net:
Trade account receivable, excluding unbilled receivables	$867	$644
Contract asset for unbilled receivables	589	1,008
Contract acquisition costs	200	—
Total contract assets	$1,656	$1,652

Contract liabilities:
Deferred revenue, current	$2,910	$2,669
Deferred revenue, non-current	57	79
Customer deposit[1]	45	45
Total contract liabilities	$3,012	$2,793
1Customer deposit is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The allowance for credit losses related to trade accounts receivable was $0.2 million as of September 30, 2024 and December 31, 2023. Write-offs were immaterial during the three months ended September 30, 2024 and 2023.
The revenue recognized in the condensed consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $1.8 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance at beginning of period	$2,748	$1,790
Deferral of revenue	6,768	4,353
Recognition of deferred revenue	(6,549)	(3,874)
Balance at end of period	$2,967	$2,269
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
As of September 30, 2024, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $4.0 million, of which approximately 64% is expected to be recognized to revenue in the next 12 months, 95% is expected to be recognized to revenue in the next two years, 100% is expected to be recognized within three years. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.
4. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Raw materials	$1,886	$2,052
Work-in-process	17	26
Total inventories	$1,903	$2,078
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023*
Prepaid services	$531	$386
Prepaid software	941	543
Prepaid insurance	353	490
Prepaid rent	135	150
Other	487	440
Total prepaid expenses and other current assets	$2,447	$2,009
*Certain amounts presented in the table above as of December 31, 2023 have been reclassified to conform to the current period presentation.

Other non-current assets
Other non-current assets consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Investment in equity securities	$2,574	$1,168
Long-term deposits	215	189
Contract acquisition costs	200	—
Total	$2,989	$1,357
On January 5, 2024, one of the Company's equity investments was acquired by another entity and the transaction was determined to result in an observable price change in the equity. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of approximately $1.7 million, recorded in gain (loss) on investment in marketable equity securities during the nine months ended September 30, 2024.
On February 8, 2024, the Company entered into a collaboration arrangement with Zapata to develop and bring to market commercial applications that combine generative AI and quantum computing technologies. As part of the collaboration, the Company purchased the Note with a principal amount of $1.0 million from Zapata. The Note matures on December 15, 2026, and bears interest at 15% per annum. The Note is prepayable without penalty after December 15, 2025 or if the aggregate value of Zapata's convertible notes outstanding falls below $3.0 million. The Note is convertible into Zapata common stock at the Company's option at a conversion price of $8.50, subject to adjustment for stock splits, recapitalizations, and other similar corporate transactions.
On April 1, 2024 the conversion feature associated with the Note was bifurcated from the debt host instrument in connection with the underlying stock becoming readily convertible to cash as the result of a de-SPAC transaction. As a result, the fair value of the conversion feature of $0.2 million was given separate recognition. As of September 30, 2024, the fair value of the conversion feature was immaterial, resulting in a loss of $0.2 million recorded to change in fair value of marketable securities on the condensed consolidated statement of operations and comprehensive loss.
On October 11, 2024, Zapata announced that it was insolvent and would cease operations. Considering this and other financial information available prior to the balance sheet date, the Note was provisionally determined to be uncollectible, and the Company has recognized a credit loss provision for the entire balance owed of $1.0 million as of September 30, 2024. The charge was recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. See Note 2 for additional discussion of the Note and the Company's collateral rights to substantially all of Zapata's assets.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023*
Accrued compensation and related benefits	$3,894	$3,245
Accrued professional services	585	1,092
Other accruals	2,094	1,006
Total accrued expenses and other current liabilities	$6,573	$5,343
*Certain amounts presented in the table above as of December 31, 2023 have been reclassified to conform to the current period presentation.

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Quantum computer systems	$13,965	$13,712
Lab equipment	6,865	6,839
Computer equipment	4,361	3,703
Leasehold improvements	1,890	1,075
Furniture and fixtures	381	381
Construction-in-progress	677	894
Total property and equipment	28,139	26,604
Less: Accumulated depreciation	(24,725)	(24,053)
Total property and equipment, net	$3,414	$2,551
Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $0.7 million and $0.7 million, respectively.
6. LOANS PAYABLE, NET
As of September 30, 2024 and December 31, 2023, loans payable, net, consisted of the SIF Loan, the TPC loan (as defined below) and the Term Loan. The following tables show the component of loans payable (in thousands):

	Effective Interest Rate	As of September 30, 2024	As of December 31, 2023
Loans payable, net, current:
TPC Loan, current	Interest free	$370	$399
Term Loan, due 2027	11.00%	13,700	—
Total loans payable, net, current		$14,070	$399
Loans payable, net, non-current:
SIF Loan	Variable[1]	$32,013	$32,072
Term Loan, due 2027	11.00%	—	31,400
TPC Loan, non-current	Interest free	—	378
Total loans payable, net, non-current		$32,013	$63,850
1Refer below for additional information on the SIF Loan repayment period and effective interest rate.

The following table shows the component of the Company's indebtedness carried at fair value and amortized cost (in thousands):

	As of September 30, 2024	As of December 31, 2023
TPC Loan, current	$370	$399
Total loans payable, net, current, at amortized cost	370	399
Fair value option - Term Loan	13,700	—
Total loans payable, net, current	$14,070	$399

	As of September 30, 2024	As of December 31, 2023
SIF Loan	$32,013	$32,072
TPC Loan, non-current	—	378
Total loans payable, net, non-current, at amortized cost	32,013	32,450
Fair value option - Term Loan	—	31,400
Total loans payable, net, non-current	$32,013	$63,850
TPC loan
During the period spanning 2010 through 2021, the Company received funding totaling C$12.5 million from Technology Partnerships Canada (the "TPC Loan"). On November 23, 2020, an amendment forgave C$5.0 million of unpaid accrued debt principal and interest from prior years. Additionally, the amendment waived the interest charge on the remaining C$2.5 million of principal and revised the repayment schedule to C$0.5 million due annually on each April 30 through 2025.
The estimated fair value of the TPC Loan (Level 2) at September 30, 2024 was $0.3 million. The fair value of the TPC Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
As the TPC Loan is originated through a government program, a market rate of interest is not imputed in accordance with the scope limitations of ASC 835.
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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of September 30, 2024, the Company is not aware of any events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of September 30, 2024 and December 31, 2023, the Company calculated a weighted average effective interest rate for all tranches of 2.46% and 2.46%, respectively based on the most recent revenue projections at each reporting date.
The estimated fair value of the SIF Loan (Level 3) at September 30, 2024 was $6.7 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenues and the appropriate discount rate.

Term Loan
On April 13, 2023, the Company entered into the Term Loan with PSPIB, a related party to the Company's largest shareholder. Under the Term Loan, term loans in aggregate principal amount of $50.0 million are to be made available to the Company in three tranches, subject to certain terms and conditions.
The Term Loan was subsequently repaid in full on October 22, 2024.
The Term Loan matures on March 31, 2027, is secured by a first-priority security interest in substantially all of the Company's assets and contains certain operational and financial covenants, including a financial covenant that measures the Company's revenue against certain minimum percentages of budgeted revenue per quarter. The Term Loan is subject to a 2% drawdown fee and requires that any proceeds from the issuance of Common Shares under the Purchase Agreement be applied towards the repayment of advances under the Term Loan. Such repayments are subject to a premium payment equal to 10% of the amount then prepaid to the Lender, in addition to the regular prepayment premium applicable on that date, except as modified by the amendment to the Term Loan as discussed below. The Term Loan is subject to a prepayment premium due to the Lender equal to 3% of the amount prepaid/repaid within the first year of the Closing Date, 2% in the second year, 1% in the third year and no prepayment premium thereafter. At the Company's discretion, the Term Loan bears interest on a monthly basis at either (i) 10.0% payable in cash, or (ii) 11.0% payable in kind ('PIK'), with the latter added to the principal value of the Term Loan. For the three months ended September 30, 2024 and 2023, the Company recognized $0.4 million and $0.8 million, respectively, in PIK interest expense related to the Term Loan. For the nine months ended September 30, 2024 and 2023, the Company recognized $2.2 million and $1.2 million, respectively, in PIK interest expense related to the Term Loan. The PIK interest expense is included in interest expense on the condensed consolidated statements of operations and comprehensive loss.
Prior to PSPIB's advance of the first tranche, the Company satisfied several closing conditions including the provision of a cash flow forecast and the board of directors' retention of an advisor. The first and second tranche of the Term Loan, each in an aggregate principal amount of $15.0 million, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively, with the third tranche of $20.0 million to be made automatically available to the Company subject to the satisfaction of certain conditions. PSPIB has waived certain covenants under the Term Loan that the Company did not meet, including the minimum revenue financial covenant for the fiscal quarters ended June 30, 2024, June 30, 2023 and September 30, 2023.
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
The Term Loan was amended to allow the Company to issue up to $50.0 million under the Purchase Agreement without needing to pay down the Term Loan if the proceeds were received before December 31, 2023. On February 7, 2024, a fifth amendment was made to include the investment in Zapata via a senior secured promissory note as a "Permitted Investment." Any proceeds from issuing Common Shares under the Purchase Agreement exceeding $50.0 million must be used to repay the Term Loan, plus a 10% premium on the prepaid amount.
On April 16, 2024, the Company entered into the sixth amendment to the Term Loan with PSPIB. The amendment provides an additional period during which no prepayment of the advances under the Term Loan is required for up to $30.0 million in gross proceeds received by the Company from share issuances under the Purchase Agreement or the Company’s $175 million shelf registration statement on Form S-3, which became effective on May 24, 2024, between April 16, 2024, and September 30, 2024 (the "Second Prepayment Exemption"). Additionally, the amendment allows for a prepayment premium exemption for up to $20.0 million in gross proceeds received after the $30.0 million Second Prepayment Exemption. Under this exemption, the additional 10% prepayment premium will not apply for any mandatory prepayment from proceeds from the issuance of Common Shares under the ELOC. As of September 30, 2024, the Company had prepaid $21.1 million of the Term Loan, including $16.4 million in principal and $4.2 million in accrued PIK interest. The remaining balance as of September 30, 2024 was $13.7 million measured at amortized cost.
Any unrealized gain or loss on the Term Loan is included in change in fair value of Term Loan on the condensed consolidated statements of operations and comprehensive loss.
The Term Loan was classified as a Level 3 fair value measurement and measured using the binomial lattice model and the Monte Carlo simulation model. Key inputs for the simulations are summarized below.

As of September 30, 2024
Weighted-average risk-free rate	4.83% Range: 4.72% to 4.93%
Default Trigger Event probability	5.00% on April 1, 2025
ELOC financing trigger event probability	10.00% from November 1, 2025 through January 1, 2025
ATM financing trigger event probability	40.00% from November 1, 2025 through January 1, 2025
Weighted-average market yield rate (Default Trigger Event)	12.11%
Weighted-average market yield rate (Call Option)	11.76% Range: 11.38% to 12.46%
Weighted-average market yield volatility	5.00%
The following table summarizes the difference between the fair value and the amortized cost of the Term Loan as of September 30, 2024 (in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Term Loan, due 2027	$13,710	$10	$13,700
The following table summarizes the changes in the carrying value of the Term Loan (in thousands):

Nine months ended September 30, 2024
Beginning balance	$31,400
PIK interest expenses	2,231
Change in fair value	635
Payments	(20,566)
Ending balance	$13,700

7. WARRANT LIABILITIES

Public and Private Warrants
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants (the "Public Warrants") and 8,000,000 DPCM private warrants (the "Private Warrants", collectively the "Warrants"). During the nine months ended September 30, 2024, no DPCM public or private warrants were exercised.
As of September 30, 2024, the Company has 17,916,609 Warrants outstanding. As part of the Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
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
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the Conversion Ratio of 0.889657 (the "Conversion Ratio") established in the Merger. The warrants vest based on various contractual milestones. The warrant agreement was terminated on November 28, 2022. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of September 30, 2024, no additional Warrant Preferred Shares were vested or probable of vesting.

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
Share-based compensation awards are settled by issuing new shares.
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of 12/31/2023*	10,300,567	1.73	6.81	—
Granted	2,921,082	1.30	—	—
Exercised	(93,973)	0.89	—	46
Forfeited and expired	(251,530)	3.68	—	—
Outstanding as of September 30, 2024	12,876,146	1.60	6.78	897
Options exercisable as of September 30, 2024	10,825,039	1.38	6.42	824
Options unvested as of September 30, 2024	2,051,107	4.10	8.71	73
*As of December 31, 2023, a total of 10,547,844 options had been issued and remained outstanding under the 2020 Plan. The number of options, along with the weighted average exercise price and weighted average remaining contractual term shown in the table above, have been adjusted using the Conversion Ratio applied to these 10,547,844 options.
Restricted stock unit awards
The following table summarizes the RSU activity and related information under the 2022 Plan (in thousands except share and per share data):

	Number of RSUs	Weighted average Grant Date Fair Value ($)	Aggregate intrinsic value ($)
Unvested as of December 31, 2023	7,045,813	3.13	6,201
Granted	6,028,616	1.72	—
Forfeited and expired	(286,226)	2.98	—
Vested	(2,661,261)	0.99	—
Unvested as of September 30, 2024	10,126,942	2.86	9,954
Employee Stock Purchase Plan
During the three months ended September 30, 2024, zero common shares were issued under the Employee Stock Purchase Plan. During the nine months ended September 30, 2024, 262,777 common shares were issued under the Employee Stock Purchase Plan.

Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$159	$353	$487	$963
Research and development	1,312	2,347	3,744	6,771
General and administrative	2,084	2,913	6,289	8,849
Sales and marketing	499	271	1,264	779
Total stock-based compensation	$4,054	$5,884	$11,784	$17,362
As of September 30, 2024, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $22.4 million. This amount is based on an estimated future forfeiture rate of 2.7% per year and will be recognized over a weighted-average period of approximately 2.15 years.
9. RELATED PARTY TRANSACTIONS
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
Short swing profit settlement
During the nine months ended September 30, 2023, the Company recorded approximately $0.2 million related to a short swing profit settlement remitted by a shareholder of the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in-capital in the condensed consolidated statements of stockholders’ deficit, as well as in financing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023.
10. COMMITMENTS AND CONTINGENCIES
Lease obligations
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended September 30, 2024 and 2023, total operating lease costs were $0.5 million and $0.4 million, respectively. During the nine months ended September 30, 2024 and 2023, total operating lease costs were $1.5 million and $1.1 million, respectively.
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
As of September 30, 2024, the Company was not subject to any material litigation or pending litigation claims.
11. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended September 30,
	2024	2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(22,712)	$(16,106)
Denominator:
Weighted-average common stock outstanding	201,585,533	133,222,318
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.12)

	Nine Months Ended September 30,
	2024	2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(57,802)	$(66,701)
Denominator:
Weighted-average common stock outstanding	178,406,948	131,373,959
Net loss per share attributable to common stockholders - basic and diluted	$(0.32)	$(0.51)
For the nine months ended September 30, 2024 and 2023 the Company’s potentially dilutive securities were stock options, the Warrant Shares, the Public Warrants and Private Warrants and the unvested restricted stock unit awards.
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Nine Months Ended September 30,
	2024	2023
Public Warrants as converted to Common Shares (Note 7)	14,420,065	14,420,065
Private Warrants as converted to Common Shares (Note 7)	11,633,060	11,633,060
D-Wave Systems Warrant Shares as converted to Common Shares (Note 7)	1,155,713	2,889,282
Stock options issued and outstanding	12,876,146	11,311,698
Unvested restricted stock unit awards	10,126,942	—
Total	50,211,926	40,254,105

12. SUBSEQUENT EVENTS
The Company has evaluated all events occurring through November 14, 2024, the date on which the condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:
Issuance of Common Shares
Subsequent to September 30, 2024, the Company has issued 3,683,698 Common Shares in connection with the Purchase Agreement for total proceeds of $3.8 million.
Subsequent to September 30, 2024, the Company has issued 11,440,100 Common Shares in connection with the ATM Agreement for total proceeds of $12.5 million.
Repayment of Term Loan
On October 22, 2024, the Company fully repaid and extinguished the Term Loan.
NYSE Listing Standards Compliance
On November 1, 2024, the NYSE provided D-Wave with a notification letter of recompliance based on a calculation of the Company’s average closing share price for the 30 trading days ended October 31, 2024, which reflected an average closing share price above the NYSE’s $1.00 minimum requirement. D-Wave will continue to be traded on the NYSE, subject to its continued compliance with all applicable listing standards.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in Part I, Item I of this Quarterly Report of Form 10-Q (this "Report"), as well as our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 29, 2024. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the merger between DPCM Capital, Inc. ("DPCM"), D-Wave Systems Inc., and certain other affiliated entities through a series of transactions (the "Merger") on August 5, 2022 (the "Closing") while "D-Wave Systems" refers to D-Wave Systems Inc. prior to the Closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.
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
During the three months ended September 30, 2024 and 2023, we generated revenue totaling $1.9 million and $2.6 million, respectively. During the nine months ended September 30, 2024 and 2023, we generated revenue totaling $6.5 million and $5.9 million, respectively. We have incurred significant operating losses since inception. For the three months ended September 30, 2024 and 2023, our net losses were $22.7 million and $16.1 million, respectively. For the nine months ended September 30, 2024 and 2023, our net losses were $57.8 million and $66.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of September 30, 2024, we had an accumulated deficit of $540.9 million.

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
We expect that QCaaS revenue, as a percentage of total revenue, will increase due to an increasing number of QCaaS agreements being driven by the completion of professional services engagements yielding production applications that require QCaaS services, as well as by customers that choose to access our LeapTM cloud service without utilizing our professional services organization.
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
We expect our general and administrative expenses to decrease in absolute dollars in the near term due to significant investments in scaling up our ability to operate as a public company made in prior years. However, in the longer term we expect general and administrative expenses to increase in absolute dollars as we continue to invest in more comprehensive compliance and governance functions, increased IT security and compliance, and expanded internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. However, non-cash stock-based compensation expenses may cause downward fluctuations in these costs from time to time.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Variance
(In thousands, except share and per share data)	2024	2023	Amount	%
Revenue	$1,870	$2,562	$(692)	(27)%
Cost of revenue	827	1,033	(206)	(20)%
Total gross profit	1,043	1,529	(486)	(32)%
Operating expenses:
Research and development	8,668	9,459	(791)	(8)%
General and administrative	9,259	8,003	1,256	16%
Sales and marketing	3,752	2,474	1,278	52%
Total operating expenses	21,679	19,936	1,743	9%
Loss from operations	(20,636)	(18,407)	(2,229)	12%
Other income (expense), net:
Interest expense	(1,180)	(1,035)	(145)	14%
Change in fair value of Term Loan	(1,559)	1,701	(3,260)	(192)%
Term Loan debt issuance costs	—	(725)	725	(100)%
Gain (loss) on investment in marketable equity securities	(8)	—	(8)	100%
Change in fair value of warrant liabilities	476	1,433	(957)	(67)%
Other income (expense), net	195	927	(732)	(79)%
Total other income (expense), net	(2,076)	2,301	(4,377)	(190)%
Net loss	$(22,712)	$(16,106)	$(6,606)	41%
Foreign currency translation adjustment	(151)	15	(166)	(1107)%
Net comprehensive loss	$(22,863)	$(16,091)	$(6,772)	42%
Revenue
Revenue decreased by $0.7 million, or 27%, to $1.9 million for the three months ended September 30, 2024 as compared to $2.6 million for the three months ended September 30, 2023. The decrease was due primarily to a decrease of $1.1 million in professional service revenue, partially offset by an increase in QCaaS revenue of $0.5 million stemming from an increase in the average revenue per QCaaS customer.

Cost of Revenue
Cost of revenue decreased by $0.2 million, or 20%, to $0.8 million for the three months ended September 30, 2024 as compared to $1.0 million for the three months ended September 30, 2023. The decrease in cost of revenue was primarily driven by a decrease in non-cash stock-based compensation of $0.2 million.
Operating Expenses
Research and Development Expenses
Research and development expenses decreased by $0.8 million, or 8%, to $8.7 million for the three months ended September 30, 2024 compared to $9.5 million for the three months ended September 30, 2023. The decrease was primarily driven by decreases in stock-based compensation expenses of $1.0 million and fabrication and related expenses of $0.2 million, partially offset by increases in professional service expenses of $0.3 million and personnel costs of $0.1 million.
General and Administrative Expenses
General and administrative expenses increased by $1.3 million, or 16%, to $9.3 million for the three months ended September 30, 2024 as compared to $8.0 million for the three months ended September 30, 2023. The increase was primarily driven by increases of $1.1 million in professional services, $1.0 million in credit losses and personnel costs of $0.2 million. These were partially offset by decreases in stock-based compensation expense of $0.8 million and insurance costs of $0.2 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $1.3 million, or 52%, to $3.8 million for the three months ended September 30, 2024 as compared to $2.5 million for the three months ended September 30, 2023. The increase was primarily driven by increases in personnel costs of $0.8 million, stock-based compensation expense of $0.2 million, travel expenses of $0.2, marketing expenses of $0.1 million, and software expenses of $0.1 million.
Other Income (Expense), net
Interest Expense
Interest expense increased by $0.1 million, or 14%, to $1.2 million for the three months ended September 30, 2024 as compared to $1.0 million for the three months ended September 30, 2023. The increase is primarily due to interest expenses related to the Term Loan (as defined below). During the three months ended September 30, 2024, the Company had prepaid $16.4 million in principal of the Term Loan, reducing interest expense incurred. Refer to Note 6 to the accompanying condensed consolidated financial statements for further details.
Change in fair value of Term Loan
The fair value of Term Loan increased by $1.6 million for the three months ended September 30, 2024 as compared to a decrease of $1.7 million for the three months ended September 30, 2023. On April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting of the Term Loan (see Note 2 to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varies primarily based on the market yield rate, market yield volatility, and the probabilities of various settlement outcomes.
Term Loan debt issuance costs
Term Loan debt issuance costs decreased by $0.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, as there were no advances on the Term Loan during the three months ended September 30, 2024.
Gain (loss) on investment in marketable equity securities
Loss on investment in marketable equity securities was minimal for both the three months ended September 30, 2024 and the three months ended September 30, 2023.
Change in fair value of warrant liabilities
Fair value of warrant liabilities decreased by $0.5 million for the three months ended September 30, 2024 as compared to a decrease of $1.4 million for the three months ended September 30, 2023. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 and Note 7 to the accompanying condensed consolidated financial statements).

Other income (expense), net
Other income (expense), net decreased by $0.7 million, or 79%, to $0.2 million for the three months ended September 30, 2024 as compared to $0.9 million for the three months ended September 30, 2023. The decrease was primarily driven by the net impact of foreign exchange loss of $1.3 million, partially offset by an increase in interest income of $0.6 million, due primarily to higher interest rates earned on cash and cash equivalent balances.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,		Variance
(In thousands, except share and per share data)	2024	2023	Amount	%
Revenue	$6,518	$5,852	$666	11%
Cost of revenue	2,428	3,197	(769)	(24)%
Total gross profit	4,090	2,655	1,435	54%
Operating expenses:
Research and development	25,548	29,922	(4,374)	(15)%
General and administrative	24,296	28,875	(4,579)	(16)%
Sales and marketing	11,237	7,862	3,375	43%
Total operating expenses	61,081	66,659	(5,578)	(8)%
Loss from operations	(56,991)	(64,004)	7,013	(11)%
Other income (expense), net:
Interest expense	(3,480)	(1,822)	(1,658)	91%
Change in fair value of Term Loan	(635)	1,356	(1,991)	(147)%
Term Loan debt issuance costs	—	(2,118)	2,118	(100)%
Gain (loss) on investment in marketable equity securities	1,495	—	1,495	100%
Change in fair value of warrant liabilities	19	(79)	98	(124)%
Other income (expense), net	1,790	(34)	1,824	(5365)%
Total other income (expense), net	(811)	(2,697)	1,886	(70)%
Net loss	$(57,802)	$(66,701)	$8,899	(13)%
Foreign currency translation adjustment	(82)	(70)	(12)	17%
Net comprehensive loss	$(57,884)	$(66,771)	$8,887	(13)%
Revenue
Revenue increased by $0.7 million, or 11%, to $6.5 million for the nine months ended September 30, 2024 as compared to $5.9 million for the nine months ended September 30, 2023, with the increase due primarily to an increase in QCaaS revenue of $1.7 million, primarily due to an increase in the average revenue per QCaaS customer, partially offset by a decrease of $0.9 million in professional service revenue.
Cost of Revenue
Cost of revenue decreased by $0.8 million, or 24%, to $2.4 million for the nine months ended September 30, 2024 as compared to $3.2 million for the nine months ended September 30, 2023. The decrease in cost of revenue was primarily driven by a decrease in non-cash stock-based compensation of $0.5 million, personnel costs of $0.2 million and quantum computing infrastructure costs of $0.1 million.
Operating Expenses
Research and Development Expenses
Research and development expenses decreased by $4.4 million, or 15%, to $25.5 million for the nine months ended September 30, 2024 compared to $29.9 million for the nine months ended September 30, 2023. The decrease was primarily driven by decreases in stock-based compensation expenses of $3.0 million, personnel costs of $0.7 million and fabrication expenses of $0.7 million.

General and Administrative Expenses
General and administrative expenses decreased by $4.6 million, or 16%, to $24.3 million for the nine months ended September 30, 2024 as compared to $28.9 million for the nine months ended September 30, 2023. The decrease was primarily driven by decreases in professional fees of $2.7 million, stock-based compensation expense of $2.6 million and insurance costs of $0.8 million, partially offset by an increase in credit loss expenses of $1.2 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.4 million, or 43%, to $11.2 million for the nine months ended September 30, 2024 as compared to $7.9 million for the nine months ended September 30, 2023. The increase was primarily driven by increases in personnel costs of $2.5 million, stock-based compensation expense of $0.5 million and marketing expenses of $0.3 million.
Other Income (Expense), net
Interest Expense
Interest expense increased by $1.7 million, or 91%, to $3.5 million for the nine months ended September 30, 2024 as compared to $1.8 million for the nine months ended September 30, 2023. The increase is primarily due to interest expenses related to the Term Loan, which was advanced to us in two tranches, each in an aggregate principal amount of $15.0 million, on April 14, 2023 and July 13, 2023, respectively. During the nine months ended September 30, 2024, the Company had prepaid $16.4 million in principal of the Term Loan, reducing interest expense incurred. Refer to Note 6 to the accompanying unaudited condensed consolidated financial statements for further details.
Change in fair value of Term Loan
The fair value of Term Loan increased by $0.6 million for the nine months ended September 30, 2024 as compared to a decrease of $1.4 million for the nine months ended September 30, 2023. As previously mentioned, on April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting of the Term Loan (see Note 2 to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, are recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varies primarily based on the market yield rate, market yield volatility, and the probabilities of various settlement scenarios.
Term Loan debt issuance costs
Term Loan debt issuance costs decreased by $2.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, as there were no advances on the Term Loan during the nine months ended September 30, 2024.
Gain (loss) on investment in marketable equity securities
Gain (loss) on investment in marketable equity securities increased by $1.5 million for the nine months ended September 30, 2024 as compared to zero for the nine months ended September 30, 2023. On January 5, 2024, an investee of the Company was acquired for a combination of cash and stock in an observable orderly transaction. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of $1.7 million, partially offset by a loss associated with the fair value of the conversion feature of the Zapata Note.
Change in fair value of warrant liabilities
Change in fair value of warrant liabilities was minimal for both the nine months ended September 30, 2024 and the nine months ended September 30, 2023. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 and Note 7 to the accompanying condensed consolidated financial statements).
Other income (expense), net
Other income (expense), net increased by $1.8 million or 5365%, to net income of $1.8 million for the nine months ended September 30, 2024 as compared to net expense of $34.0 thousand for the nine months ended September 30, 2023. The increase was primarily driven by the net impact of foreign exchange gains of $0.8 million and increase in interest income of $1.0 million, due primarily to higher interest rates earned on cash and cash equivalent balances.

Liquidity and Capital Resources
Since its inception, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2024, the Company had an accumulated deficit of $540.9 million. For the three months ended September 30, 2024 and 2023, the Company incurred a net loss of $22.7 million and $16.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred a net loss of $57.8 million and $66.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company had net cash outflows from operating activities of $44.7 million and $45.9 million, respectively. As of September 30, 2024, the Company had cash of $29.3 million and working capital (current assets less current liabilities) of $9.3 million. Additionally, total liabilities exceeded total assets at September 30, 2024 by $16.9 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
On April 13, 2023 (the "Closing Date"), the Company finalized a Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. The Term Loan, outlined in Note 6 - Loans payable, net, provides $50.0 million in three tranches, with financial performance requirements. The first two tranches of $15.0 million each were disbursed on April 14, 2023, and July 13, 2023, respectively. The third tranche of $20.0 million is contingent on meeting specific criteria, including a non-dilutive financing closure. As of September 30, 2024, the Company had prepaid $21.1 million of the Term Loan, including $16.4 million in principal and $4.2 million in accrued PIK interest. The remaining balance as of September 30, 2024 was $13.7 million at amortized cost. The Term Loan was subsequently repaid in full on October 22, 2024.
In conjunction with the Merger, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022, which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150.0 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. During the nine months ended September 30, 2024, the Company has received $32.2 million in proceeds through the issuance of 25,569,997 Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future. As of September 30, 2024, D-Wave had $49.9 million of issuance capacity under the Purchase Agreement.
On May 24, 2024, the Company entered into an at-the-market sales agreement (the “ATM Agreement”) with Needham & Company, LLC, B. Riley Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which the Company may sell from time to time, at its option, shares of the Company’s common stock, par value $0.0001 per share, through or to the Agents, as sales agent or principal. In accordance with the terms of the ATM Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million from time to time through or to the Agents, as sales agent or principal. During the nine months ended September 30, 2024, the Company has received $20.7 million in proceeds through the issuance of 19,337,124 Common Shares under the Sales Agreement. As of September 30, 2024, D-Wave had $79.1 million of issuance capacity under the ATM Agreement.
The sale of shares of the Company’s common stock under the ATM Agreement will be made by any method permitted that is deemed to be an “at-the-market” equity offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the New York Stock Exchange or any other trading market for the Company’s common stock. Subject to the terms and conditions of the ATM Agreement, the Agents will use commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating Activities	$(44,660)	$(45,910)
Investing Activities	(2,178)	(176)
Financing Activities	34,887	92,408
Effect of exchange rate changes on cash and cash equivalents	(82)	(70)
Net increase (decrease) in cash and cash equivalents	$(12,033)	$46,252
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
For the nine months ended September 30, 2024, net cash used in operating activities was $44.7 million, a decrease of $1.3 million from $45.9 million for the nine months ended September 30, 2023. The change is primarily due to a decrease in net loss of $8.9 million, offset by a decrease in noncash items of $10.0 million and an increase in cash released from working capital of $2.4 million. The decrease in noncash items was primarily due to a decrease in stock-based compensation of $5.6 million, a decrease in non-cash interest expense of $3.1 million due to the cash settlement of accrued PIK interest on the Term Loan, a gain on marketable securities of $1.5 million, a decrease in debt issuance costs of $1.0 million, and an increase in unrealized foreign exchange gain of $0.8 million, partially offset by an increase in fair value of Term Loan of $2.0 million. The decrease in working capital was primarily driven by an increase in change in accrued expenses and other current liabilities of $2.3 million, a decrease in change in trade accounts payable of $1.4 million, a decrease in change in operating lease liability of $0.7 million and an increase in change in other non-current assets of $0.6 million, partially offset by a decrease in change in prepaid expenses and other current assets of $2.5 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2024 was $2.2 million, an increase of $2.0 million in cash used in investing activities from $0.2 million for the nine months ended September 30, 2023. The increase is primarily due to purchase of convertible note of $1.0 million and an increase in purchase of property and equipment of $1.0 million.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2024 was $34.9 million, a decrease of $57.5 million from cash provided by financing activities of $92.4 million for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in proceeds from the issuance of common stock pursuant to the Purchase Agreement of $29.2 million, a decrease in debt financing proceeds of $29.0 million, an increase in debt repayments of $16.4 million, as well as a decrease in proceeds from the issuance of common stock upon exercise of stock options of $1.8 million, and the payment of tax withheld for common stock issued under stock-based compensation settlements of $1.5 million. The decrease was partially offset by proceeds from the issuance of common stock pursuant to the ATM Agreement of $20.7 million.
Contractual Obligations and Commitments
As of September 30, 2024, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Estimates
There have been no material changes to our critical accounting policies from those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued and Adopted Accounting Standards
A discussion of recent accounting pronouncements is included in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Report.
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
Evaluation of Disclosure Controls and Procedures
In accordance with the Exchange Act Rules 13a-15(e) and 15d-15(e), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to a material weakness in our internal control over financial reporting specifically related to D-Wave’s control environment in relation to our financial statement close process (i.e., lack of sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of complex areas of GAAP and SEC rules to facilitate accurate and timely financial reporting and to perform sufficient review over certain financial statement areas), as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, our disclosure controls and procedures were not effective as of the end of the period covered by this Report.
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation to address the material weakness described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1*†	Lease Renewal Agreement, dated as of July 23, 2024, by and between Omni Circuit Boards Ltd. and 0937847 B.C. Ltd.
10.2	Limited Waiver Agreement, dated as of August 7, 2024, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-Q	10.2	August 7, 2024
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

D-Wave Quantum Inc.

November 14, 2024	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)