Form 10-K
period 2024-12-31
D-Wave Quantum Inc.
filed 2025-03-14
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of common stock held by non-affiliates of the registrant (119,934,321 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2024 was $136,725,126. For purposes of this computation, all officers, directors and holders of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors and holders are, in fact, affiliates of the registrant.

As of March 12, 2025, there were outstanding 287,797,149 shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 3,551,175 exchangeable shares outstanding as of March 12, 2025, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding D-Wave Quantum Inc.’s and D-Wave Quantum Inc.’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Factors that might cause or contribute to a material difference include those risks discussed below and risks discussed in the Company's other filings with the SEC . You should not place undue reliance on these forward-looking statements in making an investment decision with respect to the securities offered under this Form 10-K. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond the control of D-Wave Quantum. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. All forward-looking statements set forth in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K. These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
“Resale Registration Statements” means the registration statements filed by D-Wave registering the issuances to and/or resale by certain third parties unrelated to the Purchase Agreement of certain securities issued prior to, or in connection with, the Transaction.
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
Overview
At D-Wave, our mission is to help customers realize the value of quantum computing to address problems that cannot be solved with classical computing alone. As a pioneer in the quantum industry for more than 25 years and the world’s first company to deliver commercial-grade annealing quantum computing solutions, we believe we are leading the industry in ushering in the era of enterprise quantum computing. This is a pivotal moment for the industry. We are driving the transition from academic endeavors exploring quantum’s potential to enterprise-scale adoption and deployment, solving some of the world’s toughest problems. Based on our strategic decision to bring to market a different type of quantum technology— annealing quantum computing, we hold a first-mover advantage that no other company in the world can claim.
Our market leadership position is evident—we were the first to launch commercial quantum systems, the first to achieve a demonstration of quantum supremacy on a useful, real-world problem, and the first to have quantum applications running in production for commercial customers.
Built upon our decades of quantum innovation, we offer a full stack of quantum systems, software and services capable of solving highly complex problems today. Our relentless commitment to innovation and invention means that we are laser-focused on continuously building quantum solutions that push the boundaries of what is possible. A key corporate strategy is to advance the science of quantum, and in support of that effort, we recently achieved a world-first quantum supremacy result—solving a useful, real-world problem that classical computation cannot. The peer-reviewed research paper was published in the esteemed publication, Science. The work was achieved using our latest qubit architecture, which shows increased coherence and thus more computational power. We will continue our groundbreaking research and innovation on qubit architecture design and fabrication and apply what we learn to new products and applications.
From a product perspective, we continue to develop systems that outperform previous generations, driving toward higher qubit count, greater qubit coherence, and increased energy scale. Benchmarking results from prototypes of our sixth-generation annealing quantum computing system, Advantage2™, indicate that this is our most performant system to date with 20-way connectivity, higher coherence times, and higher energy scales that to enable us to solve even larger and more complex problems, drive faster time-to-solution, and deliver higher-quality solutions. Our efforts to build a gate-model system are continuing to progress, with the development of high-coherence fluxonium qubits that show quantum properties comparable to the best seen to date in peer-reviewed scientific literature. We’re also extending the capabilities of hybrid and classical solvers to achieve best-in-class performance, expected to be unmatched by the industry. Our continuous software enhancements translate to production-grade reliability, access and security to support customers’ production deployments.
Our solutions drive tangible business outcomes such as lower costs, increased operational efficiency and increased revenue opportunities, and our technical roadmap is focused on delivering product advancements that directly impact customer return on investment (“ROI”), now and in the future. Our cloud-based approach offers customers real-time access to our technology, helping them not only find answers to their computationally challenging problems, but also better navigate unexpected disruptions that arise in daily business. We believe our recently announced initiative to develop and bring to market applications that combine the power of generative AI and quantum computing technologies will further extend our customer value, as we launch the commercial era of quantum AI.
Our efforts across every facet of the business—from scientific research to processor development and hybrid solver advancements to production deployment support—remain squarely focused on helping our customers succeed in realizing value from quantum computing.

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
The computational value of quantum computing underpins the promise of even greater societal and business impact, from the creation of new products and identification of new lines of business to solutions unimagined in drug discovery, weather modeling, global supply-chain distribution, financial market portfolio optimization, and new materials. As the only quantum computing company in the world building both commercial annealing quantum computing systems and gate-model quantum computing systems, we can help customers benefit from a simplified, cross-platform experience that provides access to the full breadth of potential quantum applications. This dual-system approach is crucial to serving the full quantum total addressable market (“TAM”), as different types of quantum systems benefit different types of quantum applications: annealing quantum computing systems are optimal for optimization problems; gate-model systems are best for differential equations, such as those in quantum chemistry; and both annealing and gate-model systems can solve linear algebraic and factoring problems, such as those in cryptography. As use of quantum computers accelerates, we expect to find an expanding set of use cases for annealing quantum computing systems and for gate-model quantum computing systems.
By offering both annealing and gate-model quantum computers, we intend to impact the lifecycles of a broader range of use cases and serve as the only cross-platform solution for enterprise customers. For example, in the pharmaceutical sector, annealing quantum computing systems are best suited for patient trial and supply chain optimization, as well as protein folding, while gate-model systems are best suited to assist with drug discovery. Both systems will likely play a role in quantum AI for toxicity mitigation. In manufacturing, new materials may be designed with gate-model systems, while annealing quantum computing systems can be used to optimize factory automation to deliver new products that feature those new materials. By providing both annealing and gate-model quantum computing capabilities, D-Wave plans to address the entire TAM rather than only a portion thereof, unlocking customers’ ability to use annealing and gate-model systems as a single-point solution.
Quantum computing gives our customers a set of tools for finding solutions to hard problems. In a June 2024 report by Hyperion Research, most surveyed businesses expect to make a long-term annual commitment of $3 to $6 million toward quantum optimization initiatives. The survey also revealed a significant increase in quantum adoption planning, with 21 percent of survey respondents either currently using or planning to put quantum technology into production within the next 12 to 18 months. This represents a 50 percent increase in adoption plans over findings in Hyperion Research’s 2022 report, which D-Wave believes indicates growing recognition of quantum computing’s real-world business value. All of this contributes to acceleration in the use of, and demand for, quantum computing. The need for quantum computing solutions is here today, and we believe D-Wave is well positioned to capture a significant portion of the commercial quantum computing market.
Our customers have included a highly diversified global portfolio of blue-chip enterprise companies, including Mastercard, Deloitte, BASF, Unisys, Siemens Healthineers, NTT DOCOMO, Ford Otosan, Interpublic Group, Davidson Technologies, ArcelorMittal, Pattison Food Group (formerly Save-On-Foods), DENSO, BBVA, and NEC Corporation (“NEC”). In addition, thousands of developers around the globe have built early quantum software applications on our systems in areas as diverse as customer offer allocation, resource scheduling, factory scheduling, vehicle routing, logistics optimization, drug discovery, industrial construction design, portfolio optimization and maintenance, repair and overhaul optimization, plus many more under development, demonstrating increased recognition of the benefits of quantum computing across industries.
We believe that most commercial quantum computation and successful application development will be hybrid, meaning that problems will be solved using powerful combinations of quantum and classical resources. Much like the value of a graphical processing unit in classical computation, quantum computers are accelerators. Our quantum hybrid approach offers customers solvers that combine quantum and classical computing resources to solve industry scale optimization problems. This enables customers to realize quantum value today, and ensures that they can continue to address increasingly complex problems as the technology grows and their business requirements expand.

We have already demonstrated important results. In March 2025, we believe D-Wave became the first in the world to demonstrate quantum supremacy on a useful, real-world problem. This groundbreaking work, which was achieved using our 1,200 qubit Advantage2 quantum computing prototype, was published in a peer-reviewed paper in the esteemed journal, Science. D-Wave’s quantum computer performed the complex simulation in minutes and with a level of accuracy that would take nearly one million years using one of the world’s most powerful supercomputers. It also would require more than the world’s annual electricity consumption to solve this problem using that supercomputer, which is built with graphics processing unit (GPU) clusters. In addition, we have shown in the peer-reviewed paper published in Nature Communications in 2021 that our systems have demonstrated a three-million-times speed-up over the best-known classical approaches on an application in quantum materials simulation. In another peer-reviewed paper published in Nature in 2023, our systems demonstrated a significant speed-up and scaling advantage on approach to optimality for an important class of hard optimization problems.
We believe that our hybrid quantum computing approach will accelerate the value of quantum computing for enterprises today, and once fully developed, our cross-platform offerings of both annealing and gate-model systems will provide customers with access to quantum computing for all their use cases. We believe we are poised to disrupt and revolutionize the notion of computational power. In turn, we anticipate this will enable business and society to realize the value of quantum computing technology.
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

TECH DRIVING CUSTOMER USE CASES

Platform Innovation
advantage
Leap
BQM, DQM, CQM Solvers
advantage2
Leap
Next-gen Solver
advantage2
Performance Update
Leap
Targeted Hybrid Solvers
advantage3, ...
Leap
Universal Solvers
Systems
Software
Opportunity
$100B Market Opportunity*
2023
2024
2025
2026
2027
2028
2029
20...

Production Application Use Cases

Scheduling & Routing
- Workforce Scheduling
- Job Shop Scheduling
- Vehicle Routing

Allocation & Risk Management
- Resource Allocation
- Customer Offer Allocation
- Portfolio Optimization
- Fraud Detection

Machine Learning
- Model Training
- Prompting Optimization
- Feature Selection

Defense & Aerospace
- Missile Defense Optimization
- Satellite Placement
- Radar Scheduling

Process & Flow
- Wireless Infrastructure Optimization
- Network Flow Optimization
- Supply Chain Optimization

Advanced Use Cases
- Drug Discovery
- Protein Design
- Energy Unit Commitment

* Based on D-Wave analysis and research from Grand View Research, Allied Market Research, Research and Markets and 360 Research Reports

10
COPYRIGHT @ D-WAVE
D:WAVE

Our Quantum Computers, Developer Tools, and Quantum Hybrid Solvers Delivered via QCaaS
We believe we are uniquely positioned to serve the growing market for quantum computing solutions and services. Based on our analysis of recent market research, we’ve identified priority industries and use cases where we see the greatest growth opportunity for our business—both in the near- and longer-term. We will initially focus on supporting use cases in logistics, retail and manufacturing, solving problems such as workforce scheduling, production scheduling, vehicle routing and resource allocation—areas where our current technology is successfully driving positive business outcomes for our customers. As our technology development progresses, we will continuously expand the portfolio of applicable use cases to support even more complex problems. For example, we are investigating the use of our quantum processors as AI accelerators that might enable more efficient model construction and training, more efficient inference and a reduced power footprint, which would further drive performance in generative AI and machine learning use cases such as drug discovery.
Our revenue is derived from cloud-based quantum computing as a service (“QCaaS”), which includes access to annealing quantum computers with more than 5,000 qubits and quantum-classical hybrid solvers that can solve problems with up to two million variables. We also recognize revenue by assisting customers in identifying and implementing quantum computing applications through our professional services offerings. And we generate revenue when research, academic, and government customers purchase our on-premises D-Wave™ Advantage™ quantum computers to push the boundaries of quantum-fueled experimentation, development and usage. For a breakdown of revenue by type of product or service, please see Note 3 - Revenue from contracts with customers included in the notes to our audited consolidated financial statements. While we generate revenue from these products and services, we have a history of net losses since inception and experienced negative cash flows from operations. See “Risk Factors—Risks Related to D-Wave Quantum’s Financial Condition and Status as an Early-Stage Company—We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.”
Advantage and Advantage2 quantum computers: We are at the forefront of providing annealing quantum computers. Today’s Advantage annealing quantum system was built for business and excels at optimization problems ubiquitous in real-world commercial applications, such as optimizing manufacturing processes and reducing waste. Advantage systems are available via our Leap™ quantum cloud service (the “Leap service”), and access to Leap and other services can be purchased directly from D-Wave or through Amazon Web Services (“AWS”) Marketplace. We believe the industry is on at least a seven-to-fifteen-year timeline for delivering scaled, error-corrected gate-model systems, and we expect our gate-model program to be competitive within that timeline. We plan to extend our product portfolio with our scalable gate-model program to deliver gate-based quantum computing technology. This program directly leverages the technology and approach that has enabled us to deliver five generations of progressively larger annealing quantum computers. Much like our existing annealing quantum computers, we plan to deliver access to the gate-model quantum computers via our Leap quantum cloud service. However, we anticipate that there may be unique research and government classified applications that require stand-alone systems (potentially for both annealing and gate-model systems) on customer premises. In parallel with building gate-model quantum computing systems, we will continue to invest in our Advantage annealing program with a clear roadmap for future generations of increasingly larger and more powerful, coherent, and connected annealing quantum computing products. In February 2024, we made available in the Leap service a 1200+ qubit prototype of our upcoming Advantage2 product, notable in its substantial improvements over the previous Advantage product in energy scale, qubit connectivity, and qubit coherence. In April 2024 we released the fast anneal feature on all annealing quantum computing solvers in our Leap service. This allows all users to perform annealing protocols on timescales that minimize the role of thermal noise and allow all users to perform coherent quantum annealing at scale. In November 2024, we completed calibration and benchmarking of a 4400+ qubit Advantage2 processor that delivered substantial improvements over the Advantage processor: doubled the qubit coherence times which drives faster time to solution, increased energy scale by 40 percent which drives higher-quality solutions, and increased qubit connectivity from 15-way to 20-way which enables solutions to larger more complex problems.

Our offerings include:
Leap quantum cloud service: We are also at the forefront of providing real-time quantum cloud service for quantum applications. Launched in 2018 and now available in 42 countries and counting, the Leap quantum cloud service gives D-Wave customers secure and reliable access to our state-of-the-art quantum computers and a portfolio of quantum-classical hybrid solvers that can solve problems at industry scale. The Leap service enables customers to achieve the commercial and research benefits of using D-Wave’s newest technology without the need for capital expenditure, infrastructure upgrades, or costly systems integration. The Leap service is a real-time platform, meaning that customers can submit jobs and receive immediate answers: no need for reservations or lengthy queues. From the start, we have made multiple quantum computers available through the Leap service, which means that system maintenance does not interrupt customer access to quantum and hybrid resources. This level of availability distinguishes the Leap service from alternative platforms: with more than 99.9 percent uptime across key components, we offer service-level agreements (SLAs) to customers running mission-critical applications. Since 2023, the Leap service has maintained compliance with the SOC 2® Type 2 data-security standard, an independent attestation that we have taken proactive steps to mitigate cybersecurity risks for our customers.
D-Wave Launch™ on-board to quantum computing program: The D-Wave Launch program offers a phased approach to identifying and building in-production quantum hybrid applications. Our professional services team works with customers to help identify which problems would be most impacted by quantum solutions, develop quantum proofs-of-concept, pilot hybrid quantum applications, and put those applications into production. Our standard professional services offerings also include training sessions and quantum computing access.
Quantum computing systems: D-Wave also offers customers the ability to purchase its D-Wave Advantage annealing quantum computing systems. By purchasing an on-premises system, customers have access to all aspects of the Advantage quantum computer, including the ability to modify system parameters and integrate the system in ways previously unavailable to them. Demand for on-premises systems comes amid growing interest from research centers, academic institutions, and high-performance computing centers looking to accelerate competitive differentiation, bolster national security, and explore how quantum computing can address challenges resulting from AI’s escalating power consumption.
Ocean™ developer tools: Offering a full suite of open-source programming tools, the Ocean software development kit (“SDK”) simplifies the process of building quantum hybrid applications while reducing associated time and cost.
Customers and Applications
Quantum use cases: We categorize quantum use cases as either pre-production or production. For over ten years, customers have been using our quantum computers for modeling, testing, and research while also providing a feedback loop that not only has grown into a collection of examples of how the system can be used today, but also provides insight into emerging use cases. These are pre-production use cases.
We are now observing a shift in certain quantum use cases, notably optimization-based, that are beginning to move into production, with customers identifying real business problems, developing quantum hybrid proofs-of-concept, piloting them, and then running those use cases in production environments, thus fueling their daily operations. But we believe this is just the beginning. As annealing quantum computing becomes more powerful and gate-model systems come online in the future, other pre-production and production use cases are expected to emerge.
As of 2025, hundreds of user-built early applications have been developed to run on our annealing quantum computing systems and in our hybrid solver service. Spanning a wide range of diverse industries, these applications include examples in workforce scheduling, resource optimization, production scheduling, logistics routing, and portfolio optimization.
Our annealing quantum computer runs an algorithm that natively solves optimization problems. As a result, a growing collection of use cases tends to fall into the optimization category. Applications include peptide design, employee scheduling, last-mile vehicle routing, production scheduling, financial portfolio return optimization, farm-to-market food delivery, digital marketing, organic light-emitting diode (“OLED”) materials development, financial risk reduction, marketing campaign optimization, shipping container logistics, ribonucleic acid folding, and clinical trial optimization. We believe verticals including, but not limited to, manufacturing, retail, logistics, financial services, life sciences, energy, and telecommunications stand to benefit from the processing power of quantum computing.

Our customers have built a plethora of applications with our annealing quantum computing technologies that demonstrate tangible business outcomes, including:
•SavantX, a quantum analytics company, worked with the Port of Los Angeles to create a quantum application specific to the port’s third largest terminal—Pier 300—to optimize cargo handling and truck scheduling using D‑Wave’s annealing quantum computer. With the application, truck drivers were directed to the right container based on a crane’s current location, reducing crane movement while increasing crane productivity. The result of this system was the reduction of wait-time for truckers, and increased movement of containers out of the port. Per-crane deliveries went from 60 to 97 per day following implementation, a 62 percent increase in productivity.
•Pattison Food Group, Canada’s largest Western-based provider of food and health products, has successfully used hybrid solvers in the Leap service, which incorporate the Advantage quantum processing unit (“QPU”), to find solutions to optimization problems in grocery operations. The company is moving multiple quantum hybrid applications into production. The first, an e-commerce driver delivery scheduling application, is now in production to create schedules that serve over 100 stores. This application has trimmed what was once an 80-hour task to just 15 hours each week, resulting in over 80 percent time savings. In addition, the company brought another quantum-hybrid application into production that optimizes in-store resource scheduling in its stores across Canada.
•Using D-Wave’s annealing quantum computing solutions, Japan’s largest mobile phone operator, NTT DOCOMO Inc., identified ways to demonstrably improve mobile network performance. The company found that it could reduce congestion at base stations by decreasing paging signals during peak calling times by 15 percent, potentially leading to increased efficiencies and lowered infrastructure costs. The solution’s efficiency was demonstrated in pilot tests for certain areas in Japan (Tokai, Chugoku, Kyushu regions) when compared to classical methods. While a general-purpose solver took 27 hours, D-Wave’s hybrid solver completed the same task in just 40 seconds. The test results showed that quantum optimization led to a 15 percent reduction in paging signals, allowing approximately 1.2 times more terminals to be connected during periods of high call volume. The company plans to deploy the hybrid-quantum solution in production across its Japanese branch offices.
•When Turkey-based Ford Otosan, a joint venture between Ford Motor Company and Koç Holding, wanted to streamline the manufacturing of its Ford Transit line of passenger vans, the company turned to hybrid quantum computing to devise a solution. Together, D-Wave and Ford Otosan built a hybrid quantum application to optimize production sequencing, identifying a solution that scheduled 1,000 vehicles per run in under 5 minutes, compared to 30 minutes using the current process. The solution found that, despite shifts in demand or parts availability, the carmaker could respond appropriately to avoid any disruptions to its productivity.
•Momentum Worldwide is a global experiential agency, part of the Interpublic Group, whose clients include many of the world's most famous brands. A recurring task for the agency is to create routes for promotional tours. Currently, creating these tours takes significant work hours and domain expertise to ensure that all client requirements and federal regulations are considered. For this project, D-Wave developed a hybrid quantum-classical solution deployed in the Leap service to automate the creation of these tours with optimal routes, reducing Momentum's operational costs for producing and running these tours. The prototype solution D-Wave provided was able to solve the given problem in less than an hour, and is designed to allow for an easy transition to a full production-quality application.
•Davidson Technologies, a U.S-based technology services company that provides innovative engineering, technical, and management solutions for the Department of Defense, the aerospace industry, and commercial customers, has been working with D-Wave on several quantum-hybrid applications to advance national defense efforts. Most recently, we have built a radar-scheduling application that efficiently manages the time-limited resources of a phased-array radar system, enabling scheduling of communication with moving objects. We observed enhanced resource utilization in all our test cases. On average, we achieved a 15 percent increase in utilization across all problem scenarios and time limits, with the highest improvement reaching an impressive 42 percent.

•BBVA, a global financial institution set out to identify management strategies that yield the highest Sharpe ratio, a metric reflecting the rate of return at a given level of risk. An algorithmic solver was used to find the optimal solution to a cost function equation that describes the risk, return, and transaction costs associated with a given portfolio. Utilizing D-Wave’s hybrid solvers, BBVA was able to find the maximum value at the lowest risk in 171 seconds, even with 10,382 possible portfolios. In comparison, existing solutions either took an entire day or failed to find a solution.
•We have been working with VINCI Energies, an accelerator of environmental and digital transition, on a pilot project to better design the layout of an HVAC system for new buildings, considering discrete duct sizes and joint costs. VINCI Energies has been developing an automated solution for what had been a largely manual process. Built to supplement that automated solution, our quantum-hybrid application showed better qualitative and quantitative results across all evaluation metrics. Overall, we have been able to identify a lower cost and more aesthetically pleasing solution for HVAC system placement.
Enterprises are beginning to see ongoing benefit from their D-Wave-powered use cases. Moreover, the accumulated quantum learning experience is expected to accelerate the addition of new use cases, as both new applications emerge and technologies mature. The cycle of moving from proof-of-concept development to production applications provides opportunities for continuous learning and innovation. Providing tangible customer value is an important way in which we differentiate ourselves from other companies in the market, whose primary focus, out of necessity, is scientific discovery rather than the delivery of quantum products for business-scale commercial applications.
Scientific applications: Notwithstanding our focus on commercial customer value, we also demonstrate excellence in scientific applications. Over the past several years, simulation of quantum magnetic systems has emerged as a promising application and better means of studying the dynamics of the QPU. Responding to a 2021 Nature Communications paper on a simulation of topological phenomena in a quantum magnet using a D-Wave 2000Q™ system, Nobel laureate J. Michael Kosterlitz, who won the prize for his work on this topic, said: “This paper represents a breakthrough in the simulation of physical systems which are otherwise essentially impossible.”
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
In 2019, our customers began to put application pilots into production. Volkswagen debuted the first-ever real-time quantum application in limited production, a quantum shuttle service that carried people between conference centers in Lisbon, Portugal.
A year later, we released the Advantage annealing quantum computer, a 5,000+-qubit system, along with new quantum hybrid solvers in the Leap quantum cloud service. This marked an inflection point that allowed far larger, more complex, business-scale problems to be solved on our systems.

And in 2021, we released performance upgrades to the Advantage system and added the constrained quadratic model (“CQM”) hybrid solver to make it easier to solve problems with constraints. Business optimization problems use constraints, such as the distance a truck is able to travel before running out of gas. In October 2021, we also announced a preview of our next-generation quantum computing platform, which will include both annealing and gate-model quantum computers. With the expansion of our products and services to include gate-model systems, we believe we will be poised to provide the multiplatform computational power required to tackle a broad array of problems facing businesses.
In 2022, we introduced new updates to our hybrid CQM solver, enabling businesses to run quadratic optimization problems with continuous variables as well as weighted constraints, and introducing pre-solve techniques that simplify problem formulation. By incorporating constraints, the new solver is valuable in addressing the real business problems of current and future customers. Most recently, we launched new algorithmic updates to our constrained quadratic model hybrid solver that deliver increased performance for existing binary problem classes, which can include offer allocation, portfolio optimization, and satisfiability. Future software developments are expected to improve solution quality for our priority verticals and key use cases in manufacturing and logistics, as well as advanced applications involving AI and machine learning.
Our 2023 peer-reviewed milestone paper in Nature showing the performance of the 5,000+ qubit Advantage quantum computer is significantly faster than classical computing on 3D spin-glass optimization problems, an intractable class of optimization problems. This paper also represented the largest programmable quantum simulation reported to date. In addition, we introduced changes that delivered increased performance on our hybrid CQM solver on a broad set of problem classes.
In 2024, we introduced the Advantage2 quantum computer, our sixth-generation annealing quantum computer, with a 1,200+ qubit experimental prototype that is demonstrating significant performance gains on hard optimization problems and is expected to be particularly powerful for new use cases such as machine learning. We also made generally available the fast anneal protocol on all annealing quantum solvers in the Leap service that allows users to perform coherent quantum annealing. In November of 2024 we completed calibration and benchmarking of a 4400+ qubit Advantage2 processor. We also launched a new hybrid quantum solver for nonlinear programs, capable of handling production-scale use cases of up to 2 million variables and enabling customers to confront and solve real-world problems of growing complexity. The nonlinear hybrid quantum solver allows users to specify their problems using array operations. In September – December of 2024, we released support for eight new operations in the nonlinear model to support active customer engagements.
Our Business Strategy and Differentiators
Our mission is to help customers realize the power of quantum computing to address problems that cannot be solved with classical computing alone.
To empower organizations with the ability to best assess a quantum computing company’s value, we have developed a framework called Quantum Realized, which presents three benchmarks to consider when considering an investment in quantum computing technology. The three benchmarks are as follows:
•The company provides quantum technology that is better or faster at solving computationally complex problems than a classical computer alone.
•Its quantum systems are highly performant, highly reliable, and highly available.
•It has proven commercial customer successes in proof-of-concepts and applications in production.
Currently D-Wave is the only company that meets the above criteria.
Our technology has been proven to solve important problems beyond the reach of classical computers—with clear demonstrations of our system’s outperformance. Recently, the solution to a complex materials simulation problem was solved in approximately 20 minutes on our system. It would have taken one million years to solve this on one of the world’s most powerful supercomputers and would have used more than the world’s annual energy consumption to solve using classical supercomputers built with GPU clusters. The peer-reviewed paper of this groundbreaking work was published in the esteemed journal, Science, in March 2025. D-Wave’s systems are commercial-grade. Our Leap quantum cloud service delivers 99.9 percent uptime and availability and subsecond response times. The Leap service is accessible in 42 countries, with enterprise-ready performance, security, and scalability. Our hybrid quantum solvers can extend solution quality for larger and more complex problems with up to two million variables. And finally, our customers, including more than two dozen of the Forbes Global 2000 companies, are experiencing firsthand the power of annealing quantum computing.

We have a long track record of a quantum computing company working with customers on real-world, computationally complex optimization problems. We are the only company in the industry with operational and commercial experience running a quantum computing business at production levels. We are leaders in the development of the intersection of quantum hardware and software, unlocking greater ease of use and application performance for customers. To our knowledge, we are the only quantum computing company developing both annealing and gate-model quantum computers. Moreover, our commercial-first approach focuses on building products delivered via the cloud that help enterprises solve complex business problems and drive business value today. Combined, this gives us a unique perspective on how to anticipate and address the needs of customers, with a goal to accelerate quantum computing market creation and adoption.
Full stack for the entire quantum journey: We are developing annealing and gate-based quantum systems with a full-stack, cross-platform vision for the future. Our quantum-in-the-cloud offering comprises a complete portfolio of products and services that supports building in-production applications across broad use cases for businesses and developers. We currently deliver commercial annealing quantum computing systems via our Leap quantum cloud service, open-source application development tools, and professional services that bring demonstrable business value to our customers. We are also developing gate-model systems to provide coverage for an expanding number of customer use cases.
Cross-platform: We believe our platform-agnostic approach will help customers solve their toughest and most complex business problems without having to worry about which quantum technology approach or platform to use. Upon the development of our gate-model systems, customers will not have to choose between annealing or gate-model systems, as our cross-platform open-source developer tools will enable them to invest in one tool and use it across multiple quantum systems.
Hybrid strategy: Some problems are solved with classical computing resources, others with quantum computing resources, but many are best solved with a combination of both. This is why our product strategy enables customers to tap into and harness the power of both quantum and classical resources to satisfy their given use case. Our hybrid solvers (part of our Leap quantum cloud service) offer a seamless way for end users to easily leverage both our quantum and classical resources via the cloud to run complex problems. Over 200 million problems have been submitted to our annealing quantum computing solvers directly and through our portfolio of hybrid solvers since the Leap service was launched in 2018.
Annealing for optimization: While our strategy encompasses both annealing and gate-model technologies, we are the first quantum computing company in the world that builds and delivers access to annealing quantum computers. Annealing quantum computing is uniquely effective at solving optimization problems, and this problem class makes up a significant proportion of the enterprise problem universe. Moreover, optimization use cases are suitable for a recurring revenue model, as many are repeatable, real-time (always-on) processes. Recent publications point to the fact that annealing is better for solving optimization problems both today and in the future while, in contrast, the overhead involved with pre-processing and error correction for gate-model systems make them ineffective at solving optimization problems.
Practical quantum computing for accelerated time-to-value: We build products and services that help enterprises solve complex business problems and deliver business value today. All our systems, tools and products are, and will continue to be, focused on providing an accelerated path to practical, real-world applications that deliver value to our customers.
Cloud-first and enterprise scale: The Leap quantum cloud service provides real-time access to production-grade annealing quantum computers with enterprise class performance and scalability. The Leap service is engineered for high reliability and availability, offering greater than 99.9 percent uptime and sub-second response times even under heavy customer usage, and provides the security and privacy measures needed for enterprises to go live with in-production quantum hybrid applications. Much of our technical focus is on ensuring delivery of a secure production-grade quantum technology stack that customers can rely on to support critical business workflows. In December 2023, we became the first full-stack quantum technology provider that is SOC 2 Type 2 compliant, building assurance with our customers that their data is secure. Established by the American Institute of Certified Public Accountants (AICPA), the SOC 2 examination is designed for organizations to ensure the personal assets of their potential and existing customers are protected. SOC 2 reports are globally recognized and affirm that a company’s infrastructure, software, people, data, policies, procedures, and operations have been formally reviewed.
We also continue to focus on key initiatives to allow for seamless deployment of new Leap service features with no downtime for customers, as well as the expansion of our Leap platform to new countries.

Professional services accelerate QCaaS: Our model features a professional services-enabled approach for application discovery and proof-of-concept development, and a QCaaS model for recurring revenue as applications move to production. This model enables us to capture professional services revenue in the initial stages of the customer journey and recurring QCaaS revenue in the subsequent stages once the application has been built and validated.
Our Business Model
•Three-pronged go-to-market model: Our go-to-market model—across direct sales, partner channels, and developers—extends our ability to scale sales.
•Our direct sales strategy involves: (1) growing our existing customer base by accelerating the path from pre-production to in-production application deployment on the Leap quantum cloud service; and (2) acquiring net new customers using a customer engagement model, D-Wave Launch, which is a services-enabled journey to the adoption of quantum technology. With D-Wave Launch, we take our customers along a journey of use-case analysis and problem formulation to a fully implemented proof-of-concept deployment and finally onto a production state, where the devised solution is integrated into the customer’s day-to-day operational workflow. The initial stages of engagement prior to production deployment are considered non-recurring revenue per application. Once the application is in production, D-Wave generates recurring revenue by providing QCaaS services to enable customers to run the full production application on an ongoing basis. See “Our Quantum Computers, Developer Tools and Quantum Hybrid Solvers Delivered via QCaaS—D-Wave Launch™ on-board to quantum computing program” for additional information.
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
•Our developer strategy involves: (1) providing access to a free trial of Leap, our quantum cloud service, through our Quantum LaunchPad™ program; (2) engaging technically with Quantum LaunchPad program participants to help support their application development and identify new emerging use cases of our technology; and (3) lead generation, i.e., engaging with our Quantum LaunchPad program participants to identify prospects for conversion to paid customers and applications that can move into production usage.
Our Growth Strategy
According to the Boston Consulting Group (“BCG”) quantum computing will create $450 billion to $850 billion of economic value—sustaining a $90 billion to $170 billion market for hardware and software providers—by 2040.
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
Build the business: We continue to build the business through a combination of QCaaS services, professional services, and partner / developer ecosystem growth. The key elements of this strategy are:
•Win the fast-growing optimization market: Annealing quantum computing is uniquely suited for solving optimization problems and, as noted above, this problem class is anticipated to comprise $22 billion to $42 billion of the longer-term quantum computing TAM that is available to hardware, software, and service providers. As the first company in the world offering annealing quantum computing technology, we plan to continue to leverage this competitive position and acquire additional customers with optimization use cases across multiple verticals, including manufacturing, retail, logistics, financial services, telecommunication services, life sciences and pharmaceuticals, and the public sector.

•Direct sales, recurring revenue, and expanding partner strategy: We are pursuing multiple revenue streams from our go-to-market model with a focus on five key initiatives. Our main line of business—cloud service—has seen significant year-over-year growth, which we anticipate will continue. Specifically, between 2018, when we introduced our Leap cloud service, and the end of 2024, cloud revenue has grown at a compound annual growth rate of 24 percent. We have two types of cloud revenue contracts: large multiyear engagements and smaller recurring contracts that are often multi-month in duration. We continue to acquire net new customers through the D-Wave Launch program and further drive recurring QCaaS revenue by moving existing customers from their pre-production journey into production applications. To broaden our reach and potential customer footprint with these key verticals and use cases, we are increasing our focus on partners and resellers. We currently sell through a group of strategic partners including Deloitte, uptownBasel/quantumBasel, NEC, Unisys, Carahsoft, and Staque and are in active conversations with many others to scale our go-to-market (“GTM efforts”).
•Prioritize key vertical markets: Foundational to driving sales growth in the commercial sector is a focus on key industry verticals where we identify the best solution and market fit. The first vertical markets identified are manufacturing, retail, logistics, financial services, telecommunication services, life sciences and pharmaceuticals, and the public sector. We have a focus on use cases that have shown the effectiveness of our quantum and quantum-hybrid solvers to provide competitive solutions to complex optimization problems that exist within those vertical markets. We’re pursuing a go-to-market growth strategy designed to increase sales and expedite customer applications moving into production. We believe this GTM approach will better position us to serve markets that are ready to capitalize on the tangible benefits of our quantum computing solutions. Early adopter customers are on the forefront of massive digitization efforts, as they incorporate cutting-edge technologies designed to optimize their operations and identify new processes and products that fuel operational efficiencies, cost savings and increased revenue. As part of our GTM strategy, we are focusing on use cases with the broadest near-term applicability including workforce scheduling, production scheduling, logistics routing, resource allocation, marketing offer allocation, maintenance, repair and overhaul optimization, and portfolio optimization. In parallel with this verticalized go-to-market focus, we continue to identify and implement new and existing use cases across multiple industries as opportunities arise. New use cases and verticals will be added as they become mature, which we expect will include machine learning, generative AI, and blockchain.
•Land new customers and expanding the existing base: With our verticalized focus at the forefront, our direct sales strategy involves: (1) growing our existing customer base by accelerating the path from pre-production to in-production application deployment on our Leap quantum cloud service. This is achieved through a focused customer success program to ensure successful migration to QCaaS production usage, ongoing renewals, and the identification of additional use-case areas; and (2) acquiring net new customers using the D-Wave Launch program, a services-enabled journey to the adoption of quantum technology. For direct-to-enterprise sales, we regularly initiate customer relationships through the D-Wave Launch engagement model. These engagements typically start with our professional services organization working with the customer to build out an actual proof-of-concept software implementation running on the Leap quantum cloud service to test if the implementation works correctly and identifies business value to the customer. On occasion, a quicker, lighter model is built first, as a proof-of-technology, to identify use case applicability before engaging in a more rigorous proof-of-concept development. Following a successful proof-of-concept implementation, we work with our customers to integrate the full quantum-hybrid solution into their day-to-day workflow and surrounding systems’ infrastructure. The goal of this work is to put the quantum hybrid application into production pilots and full production. At this point, our customer typically runs the problem in their environment while connected to the Leap quantum cloud service, at full scale, and deriving additional business benefits beyond those identified in the earlier development stages. All engagements up until full production are considered non-recurring revenue per application. At full production, the Leap service access provided to run the final application represents recurring revenue as it consumes QCaaS resources on a continuous basis. As an application consumes QCaaS resources, D-Wave recognizes the revenue. See “Our Quantum Computers, Developer Tools and Quantum Hybrid Solvers Delivered via QCaaS—D-Wave LaunchTM on-board to quantum computing program” for additional information.

•Reduce time to production: As an independent, full-stack quantum computing platform and solutions provider, D-Wave is unique in having many commercial customers with a steadily increasing proportion of those using D-Wave quantum-hybrid solutions within their day-to-day production workflow. As more customers enter into production usage, our focus now shifts to reducing the time it takes to get more D-Wave quantum-hybrid solutions into daily workflows. We are doing this by focusing on the Launch process and leveraging any best practices or additional efficiencies that can be implemented across all projects. As more and more solutions successfully proceed through our Launch program, we will take advantage of the lessons learned, improving and refining the process as we go. We expect these changes will drive better efficiency and reduce project length and time to production. We are also defining standardized templates for certain use cases and industries. We expect this will allow us to have repeatable formulations and solutions for standard business problems and put solutions in place for new customers with those problems in less time using our standard offerings. These offerings would allow for some minor modifications or customizations for client-specific requirements but reduce the time to production, as we expect we will have an established partial solution in place that can be leveraged and built upon. We intend that these standard templates will both take into consideration the industry-specific regulatory and compliance requirements and eliminate the need for each new project to have to account for these important factors.
•Engage partners for increased breadth and speed: We also intend to expand our channel partner and reseller relationships to identify new geographies, customers, and use cases, all of which could potentially use our products. We continue to develop, implement and manage a comprehensive partner program to ensure that the most appropriate and productive partner relationships are initiated, enabled and managed, across solution providers, system integrators and referral / reseller partners.
•Pursue government sales and grants: We see an increasing demand signal from governments for their interest in building quantum applications and their support for both annealing quantum computing, quantum-classical hybrid technologies, and continued research and development for gate-model quantum computing systems. In Japan, the government has funded application development for a variety of different public sector problems including optimized tsunami evacuation routes and lowering CO2 emissions. In Australia, the government announced an interest in building applications to optimize transportation networks. In Canada, the National Quantum Strategy includes a pillar aimed at commercialization, and the United Kingdom’s SparQ programs explicitly include quantum annealing along with gate-model systems. In the U.S., there are many policy initiatives to be explicitly inclusive of the different quantum technologies, as well as for identifying the right use cases and developing near-term quantum applications. Government quantum programs also continue to provide funds for enhanced research and development efforts. D-Wave will continue to work directly and through appropriate partnerships to pursue these opportunities. Outside of government funding programs, we are also seeing an increased interest in direct engagements across the public sector, including transportation, telecommunications, energy, emergency services, defense, and homeland security. To support growing government adoption of quantum computing, D-Wave announced in January 2025 a partnership with Carahsoft Technology Corp. (“Carahsoft”), a trusted government IT solutions provider, making D-Wave's quantum computing technologies available to the public sector through Carahsoft’s reseller partners and Carahsoft's approved contract vehicles. In addition, in October 2024, D-Wave achieved “awardable” status through the Chief Digital and Artificial Intelligence Office’s (“CDA”) Tradewinds Solutions Marketplace. The Tradewinds Solutions Marketplace is the premier offering of the Department of Defense’s suite of tools and services for accelerating the procurement and adoption of emerging technologies. The marketplace will now include D-Wave’s annealing quantum computing technology alongside other offerings like artificial intelligence (AI)/machine learning (ML), data, and analytics capabilities.

•Advance the science: We advance the science through the pursuit and creation of new knowledge in the quantum space, with the goal of demonstrating customer value and ultimately quantum supremacy (i.e., a computational quantum outcome that cannot be achieved by any existing classical computation system) in a growing portfolio of problems. The key elements of this strategy are:
•Demonstrate the power of our quantum technology through benchmarking: Our annealing quantum computers have outperformed the best classical computers in several specific use cases. As noted in a peer-reviewed paper published in Nature Communications (2021), our systems demonstrated a solution to a problem three million times faster than the best-known classical approaches on an application in quantum materials simulation. In another peer-reviewed paper published in Nature (2023), we showed the power of coherent quantum annealing in delivering a scaling advantage over classical approaches, as a function of computation time, in solving certain types of problems. In the context of real-world applications, our customers have shown material efficiency improvements in solving business problems (for example, up to 500 times faster for Pattison Food Group, as described above). In March 2025, we believe D-Wave became the first in the world to demonstrate quantum supremacy on a useful, real-world problem. This groundbreaking work was published in a peer-reviewed paper in the esteemed journal, Science, showing that D-Wave’s quantum computer performed the complex simulation in minutes and with a level of accuracy that would take nearly one million years using one of the world’s most powerful supercomputers.
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
•Improve the technology: We improve the technology through continuous innovation in annealing and gate-model quantum computing development, hybrid algorithm advancement, and leveraging customer and market feedback to inform our product innovations and lifecycle. The key elements of this strategy are:
•Continue to invest in our differentiated annealing quantum computing technology: As discussed above, while our technology approach encompasses both annealing and gate-model technologies, we are the first company to build and commercially deliver production-scale annealing quantum computers. Our extensive intellectual property portfolio around our annealing quantum computing systems and ten-year head start in superconducting quantum technology development give us a first-mover advantage, making it difficult for others to enter this space. Quantum annealing is the only quantum computing model that, as part of the hybrid solver service, can efficiently solve large combinatorial optimization problems at enterprise scale, which make up approximately 25 percent of the addressable quantum market.
•Build and deliver a unified quantum platform that offers solutions for broad quantum use cases for customers: The intersection of systems, software, services, and tools is familiar to us. We are using our integrated engineering expertise to build a cross-platform quantum service with both annealing and gate-model systems that we believe will be the first and only quantum computing offering to impact full product lifecycles across multiple industries.
•Extend our track record of continuous innovation, execution, and operational excellence: We have a strong track record of innovation in building and delivering annealing quantum computing systems to the market. From the D-Wave OneTM, D-Wave TwoTM, D-Wave 2XTM, D-Wave 2000QTM, D-Wave 2000Q Lower Noise (“LN”), Advantage and Advantage Performance Update, to the forthcoming Advantage2 system, we have demonstrated a relentless pursuit of increased device count, coherence (qubit quality), qubit connectivity, and computational performance. This has resulted in a rapid increase in the complexity of problems our customers are able to solve. We plan to continue this trajectory and focus on driving additional improvements in coherence, connectivity, and scale in our annealing quantum computing systems to further expand the universe of solvable problems, while using this expertise to build our gate-model system.

Our Technology Approach
Quantum computing technology landscape
There are two primary approaches to building quantum computers:
•Annealing quantum computation: Heavily inspired by physics and uniquely effective at solving challenging, ubiquitous optimization problems, annealing quantum computation is the first and only approach to date that delivers large scale commercial quantum computing and is a core of our product platform. Annealing quantum computing systems comprise qubit architectures with programmable interactions between qubits, and qubit controls that are continuously applied which allow users to prepare and then evolve quantum states that are harnessed to solve hard optimization problems.
•Gate-model computation: Heavily inspired by classical digital computation, gate-model computation replaces classical registers of bits with qubits and performs a series of single and multi-qubit operations, or gates, on the registers to run a computation. There are superconducting, ion trap, neutral atom, and photonic-based approaches to building gate-model quantum computing architectures.
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
We have a multidisciplinary team of scientists, technicians, software developers, and engineers of all types working together on all aspects of the technology, systems, and software. Wherever possible, we leverage third-party technology and expertise to accelerate our core technology development. We build our qubits with superconducting circuits in a multilayer integrated circuit process. A multilayer fabrication stack is composed of multiple alternating layers of superconducting metals, dielectric insulators, as well as other superconducting device layers that allow for a dense implementation of complex circuitry. This approach allows us to integrate control and readout circuitry into the fabric of the quantum processor unit and facilitates scaling to large processor sizes. Our fabrication is done with mature, proven, reliable, and readily available industry-standard technology, processes, and components wherever possible. As a result, we can work with existing third-party foundries without the need to invest capital in a new fabrication facility.
At the same time, some critical elements of the technology are fabricated and tested with our own equipment, in our own facilities. We have an in-house team of superconducting application-specific integrated circuit designers, and we design all our own superconducting circuitry. All testing and characterization of superconducting circuits is performed in-house at our facilities by a team of scientists trained in cryogenic characterization and operation of superconducting circuits and devices. By collocating, co-developing, and controlling both design and testing, we maximize speed of development and control product quality.
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
Control electronics are an integral part of all quantum computing architectures, and we have designed and built more than seven generations of semiconductor-based electronic systems for control and readout of superconducting quantum processors. Co-developing the cryogenic superconducting and room-temperature semiconducting-based electronics is essential to optimizing performance.
Our Burnaby facility in British Columbia, Canada, hosts system development and manufacturing. To ensure that we have an efficient and sustainable manufacturing process that can continue to scale, we have capacity to expand across all our core technology areas:
•In fabrication, our existing foundry can scale to a level significantly higher than our current throughput.
•With the release of our D-Wave 2000Q LN annealing quantum computer, we demonstrated that a second source fabrication facility can significantly accelerate technology development; we continue to explore alternatives for this portion of the supply chain.

•Our wiring and input/output manufacturing is in-house and we can scale this capability by adding production staff and resources.
•Room-temperature semiconductor electronic systems have been designed in-house and built by third-party vendors; with additional funding, electronics manufacturing can easily be scaled.
Our development philosophy emphasizes systems engineering to maximize customer benefit. This means that we design the qubit, from the beginning, in a way that allows us to control, operate, and read many thousands of qubits, not just tens of qubits. This approach has supported scaling our system through five generations of commercial quantum computers, and with it, the complexity of problems our quantum computers can handle. Notable improvements we made while transitioning from the D-Wave 2000Q to the Advantage quantum system (released in September 2020) include:
•Increasing the number of qubits from 2,000 to over 5,000 (2.5 times)
•Increasing connectivity between qubits from 6 to 15 (2.5 times)
•Increasing problem precision (the precision to which a problem can be posed) by two times
•Reducing problem latency by 60 percent
The increase in qubits and connectivity from the previous degree-6 topology to the degree-15 topology typically allows our Advantage processor to take inputs two to four times larger than those of the D-Wave 2000Q processor.
In addition, the Advantage annealing quantum system performance update released in October 2021 included several key changes that boosted performance over the original Advantage system release:
•An updated processor design that increased problem precision
•Improvements in system control enabled faster anneal times
•An increased yield of qubits and couplers that allows more complex problems to be solved
In April 2022, D-Wave announced the general availability of a 500+ qubit prototype of our upcoming Advantage2 system, notable in its substantial improvement over the previous Advantage system in qubit connectivity. On February 12, 2024, D-Wave announced the release and general availability of a 1200+ qubit prototype of our upcoming Advantage2 system, notable in its substantial improvements over the previous Advantage system, including a doubling of the qubit coherence time, an increase in qubit energy scale, and the same increase in connectivity as the prototype made available in 2022: each qubit now connected to 20 others. As of February 2025, nearly 17 million problems have been run on our Advantage2 prototypes, which we believe highlights the strong customer desire to access these improved features.
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
•We have a mature superconducting VLSI design and manufacturing capability that we are employing for our gate-model program. This is the only physical implementation of a quantum computing technology that can be utilized for both annealing and gate-model quantum computers.
•While there is still a need to further improve error-corrected GMQC theory to reduce overheads, both in physical circuit size and gate sequence depth and to the point where it can truly be practical to implement, a confluence of new theoretical developments, coupled with our practical quantum computing design experience, gives us a path to commercializing this technology.

•Power consumption and refrigeration: Our annealing quantum computers draw 12 kilowatts of nominal power and have used the same-sized dilution refrigerators for cooling since the 2010 release of the original D-Wave One system. This is despite an increase of 50 times in the number of qubits since that first product. The refrigerators’ cryocoolers require the bulk of this power to provide cooling to 4 kelvin. While the computational power of our annealing systems has dramatically increased with each product generation, the power requirements have remained the same and are expected to do so for at least the next two system product generations. This contrasts with competitors who are using and developing massive dilution refrigerators, which will require increasingly more power to continue with technology development.
D-Wave’s track record of reliable operation: We have been delivering commercial quantum computers for longer than many of our competitors have been in existence. Our experience allows us to operate a field-tested service and support organization that can anticipate many technical challenges of quantum system deployment.
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
Leap quantum cloud service: We are the first quantum computing company to offer secure, real-time access to quantum computers and quantum hybrid solvers via the cloud. D-Wave has multiple QPUs online, and the Leap service is multiregional, which means we have physical systems available in different geographical locations, including at our Quantum Center of Excellence in Burnaby, BC and at the University of Southern California’s Information Sciences Institute (ISI).
Secure access and data protection: We implement industry-accepted controls and technology and combine enterprise-grade security features with comprehensive audits of our applications, systems, and networks to ensure customer data is protected. As of December 22, 2023, we became SOC 2 Type 2 compliant. We successfully completed our second SOC 2 Type 2 audit in November 2024 and received a comprehensive report from a third-party auditor that contains no exceptions.
Leap hybrid solver service: Launched in 2020, the hybrid solver service (“HSS”) within our Leap service provides a combination of quantum and classical computation resources and advanced algorithms to solve problems of enterprise scale with up to two million variables. Several hybrid solvers are available within the HSS today to support different problem formulations. The Leap service’s hybrid solvers enable customers to benefit from D-Wave’s deep investment in researching, developing, optimizing, and maintaining quantum hybrid algorithms.
Key Strategic Relationships
AWS: In October 2022, we officially launched in AWS Marketplace, expanding and extending the reach of our quantum computing solutions. AWS Marketplace customers can purchase access to our Leap cloud service as well as our professional services offerings. D-Wave was the first pure-play quantum computing company with offerings available in AWS Marketplace.
Davidson: In January 2023, D-Wave announced a multi-year reseller agreement with Davidson Technologies, a technology services company that provides innovative engineering, technical and management solutions for the U.S. Department of Defense, the aerospace industry and commercial customers. The alliance enables Davidson to resell D-Wave’s products and services, including the Leap quantum cloud service. In addition, Davidson will host the second U.S.-based D-Wave Advantage quantum computer at its global headquarters in Huntsville, AL, in 2025. The system will eventually be housed in a secure facility developed to run sensitive applications using quantum computing technology.
Deloitte: We have worked with Deloitte in Canada and U.S. on quantum development projects, specifically in government, to help accelerate adoption of quantum computing solutions in the public sector.

Jülich Supercomputing Centre: In October 2021, we completed the installation of an Advantage performance update quantum system with 5,000-plus qubits and 15-way connectivity at the Jülich Supercomputing Centre at Forschungszentrum Jülich (“FZJ”). This installation is the cornerstone of the Jülich Unified Infrastructure for Quantum Computing lab. This quantum system is the first installation of a D-Wave quantum computer outside of North America and provides cloud access to the first practically usable quantum computer for researchers, governments, and enterprise customers in Europe. Most recently, in February 2025, D-Wave announced that FZJ has purchased the D-Wave quantum computer, becoming the first high-performance computing center in the world to own a D-Wave Advantage annealing quantum computing system.
NEC: We entered into a strategic investment and subsequent global re-seller agreement with NEC in April 2019 and December 2021, respectively. The relationship includes reselling our Leap quantum cloud service and professional services in NEC’s core markets, primarily Japan and Australia.
USC: USC has been at the forefront of quantum computing research since 2011, when it established the Quantum Computing Center (“QCC”) at the USC Information Sciences Institute. The center has housed several generations of D-Wave’s quantum systems, enabling researchers to explore the capabilities of annealing quantum computing for a wide range of applications. Since May 2022, the QCC has been home to the first U.S.-based D-Wave Advantage quantum computer. In May 2024, D-Wave announced a renewed multiyear partnership with USC, under which the USC Viterbi School of Engineering will continue to house a D-Wave Advantage quantum computer, facilitating ongoing exploration and adoption of annealing quantum computing solutions for businesses, researchers, and government.
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
Operation Agreements
On December 31, 2012, we entered into an agreement with Cypress Semiconductor Corporation ("Cypress") for the purchase of available capacity of Cypress’ 8-inch wafer semiconductor line for the purposes of manufacturing wafers as well as services related to the use of such semiconductor line (the “Semiconductor Line Operation Agreement”). On September 30, 2017, Cypress assigned the Semiconductor Line Operation Agreement to SkyWater Technology Foundry, Inc., to which we consented on November 9, 2017. The Semiconductor Line Operation Agreement, as amended, provides for an initial term of ten years followed by automatic extensions of one year unless either party provides the other party six (6) months prior written notice of its intention to terminate the agreement. On March 1, 2023, January 24, 2024, and January 24, 2025, we entered into amendments to the Semiconductor Line Operation Agreement to revise the pricing and quarterly commitments.
Competition
The quantum computing market is highly competitive. With new technologies and entrants into the market, we expect competition to continue to increase. Our competitive differentiators include being the only provider in the world building both annealing quantum computing systems and gate-model quantum computing systems, our long-term proven track record of delivering increasingly mature higher-performance quantum systems that scale, and our use cases with demonstrable business value.
In addition to being the first commercial supplier of annealing quantum computing systems, we are also building gate-model quantum computing systems. We plan to validate gate-model multi-layer fabrication, demonstrate scalable on-chip control, and ultimately deliver a 5,000-qubit scaled gate-model system with either full or partial error correction. We are applying the learning from the development of our five generations of annealing quantum computers to the manufacturing, scale, and implementation of the gate-model program. At the same time, we continue to invest in our Advantage annealing quantum computing program with future generations of increasingly more powerful and connected annealing quantum computing systems. Other companies, including Rigetti Computing, IBM, Google, IonQ, Quantinuum, QuEra, Atom, Pasqal, PsiQuantum, and Xanadu, are pursuing gate-model quantum computing, each using different technologies for the qubits and control, and each at different levels of technical maturity. Approaches include superconducting, ion traps, photonics, spin qubits, and neutral atoms. A brief summary of a few of the approaches follows:

•The superconducting gate-model approach uses the same basic underlying technology as that found in our qubits. Still, there are significant differences in the details of the implementations, levels of integration, and the performance achieved to date, particularly in optimization and material simulation.
•The ion trap approach uses the state of atoms trapped in electric fields that are manipulated by electric fields and lasers for qubits. Current ion trap systems are in the range of about 35 qubits. While technologies such as optical interconnects have been proposed to connect many ion-trap QPUs with high connectivity, this level of integration has not yet been demonstrated at a large enough scale to be used for business-sized problems, and early customer comparisons suggest that such technology is not commercially viable.
•The neutral atom approach uses the states of neutral atoms that are arranged and stabilized in an optical trap. Current neutral atom efforts are at the several hundred qubit scale.
•The photonic approach uses photons of light for qubits. These technologies are in the development stage.
All the above gate-model approaches are in the noisy intermediate-scale quantum (“NISQ”) era. This means that these architectures are not yet fully error corrected and have limitations on the number of 1- and 2-qubit gates that can be performed.
Our successful technological offering and trusted commercial readiness are evident as objectively assessed by U.S. National Institute of Standards and Technology (“NIST”), which analyzed the quantum technology readiness levels (“TRL”) across multiple quantum technologies in 2021. Using a scale from one to nine, NIST rated our annealing quantum computing technology at TRL 8 (mature technology) and other gate-model superconducting providers from TRL 1 to TRL 3 (basic and feasibility research).
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
We believe competitive analysis of the quantum industry should be viewed through the lens of what advantage customers can realize with real-world commercial applications. With our extensive intellectual property portfolio, record of commercial execution, peer-reviewed speed-ups on real-world quantum chemistry simulations, and emerging use cases demonstrating practical value to enterprise customers, we believe we are well positioned to compete, grow, and capture a significant share of the quantum computing market.
The classical optimization market is also very competitive and there are multiple vendors and technologies that compete with us in providing solvers for optimization problems. Commercial products like ILOG CPLEX, Gurobi Optimizer, and Hexaly Optimizer offer mathematical optimization solvers. Toshiba and Fujitsu offer “quantum-inspired” technology based on classical heuristics like simulated annealing and parallel tempering. These classical optimization products can only leverage classical resources in performing the computations supporting optimization use cases.
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
Currently, we own all our core intellectual property and do not license in or out any of our material intellectual property. As of December 31, 2024, we owned more than 240 issued U.S. patents, which will expire between 2025 and 2043, and more than 200 additional issued and pending patents worldwide. Our patent portfolio is the third largest patent portfolio in the world related to quantum technology. Our pending and issued patents target both the hardware and software sides of our business, including systems, qubits and other devices, fabrication, architecture, system software, cryogenics, hybrid quantum computing, and applications of quantum computing. Currently, we own all elements of our core patent portfolio. As of December 31, 2024, we owned four registered U.S. trademarks and seven registered foreign trademarks. We had also registered domain names for websites we use in our business, such as dwavequantum.com, dwavesys.com, qubits.com, and similar variations.

In addition to the above, we also protect our intellectual property and other proprietary rights by entering into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, collaborators, contractors, and other third parties.
Leadership
D-Wave is led by Dr. Alan Baratz, who became Chief Executive Officer in 2020. Previously, as executive vice-president of research and development and chief product officer, he drove the development, delivery, and support of all of D-Wave’s products, technologies and applications. Dr. Baratz has more than 25 years of experience in product development and bringing new products to market at leading technology companies and software startups. As the first president of JavaSoft at Sun Microsystems, Dr. Baratz oversaw the growth and adoption of Java from its infancy to a robust platform supporting mission-critical applications in nearly 80 percent of Fortune 1000 companies. He has also held executive positions at Symphony, Avaya, Cisco, and IBM; served as chief executive officer and president of Versata, Zaplet, and NeoPath Networks; and was a managing director at Warburg Pincus. Dr. Baratz holds a doctorate in computer science from the Massachusetts Institute of Technology.
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
On February 7, 2022, D-Wave Systems entered into the transaction agreement (the “Transaction Agreement”) with DPCM Capital, Inc. (“DPCM”), D-Wave, DWSI Holdings Inc. (“Merger Sub”), DWSI Canada Holdings ULC (“CallCo”), and D-Wave Quantum Technologies Inc. (“ExchangeCo”), pursuant to which, among other things: (a) Merger Sub merged with and into DPCM, with DPCM surviving as a direct, wholly-owned subsidiary of D-Wave, (b) D-Wave indirectly acquired all of the outstanding share capital of D-Wave Systems and D-Wave Systems became an indirect subsidiary of D-Wave, with D‑Wave becoming a public company and an SEC registrant as successor to DPCM (the “Merger”).
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
Governmental Regulations
Environmental regulations
We are subject to numerous federal, state, provincial, local, and international environmental laws and regulations, including requirements regarding the protection of the environment and human health. There are significant capital, operating, and other costs associated with compliance with environmental laws and regulations related to solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. In addition, various authorities also regulate health, safety, and permitting. Laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to make material changes to our operations, resulting in significant increases in the cost of production.

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
The United States, Canada, the European Union, the United Kingdom, and other countries in which we operate are increasingly adopting or revising privacy, information security, and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection, and information security-related practices, our collection, use, sharing, retention, and safeguarding of customer, consumer and/or employee information, as well as any other third-party information we receive, and some of our current or planned business activities. In the United States, this includes the California Consumer Privacy Act of 2018 (“CCPA”) which came into effect on January 1, 2020. In the European Union and the United Kingdom, this includes the General Data Protection Regulation (“GDPR”), which came into effect in May 2018. In Canada, this includes Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and the Personal Information Protection Act in British Columbia.
We expect that there will continue to be new or changing laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in other jurisdictions in which we operate. Such new or revised laws could impact our current and planned practices or business activities; they may also impact the computing services and software industry platforms and data providers we utilize, and thereby indirectly impact our business. For example, uncertainty in the laws and regulations affecting cross border transfers of personal data may affect the demand and functionality of our services and require us to implement substantial changes to our information technology infrastructure. In addition, laws affording consumers expanded privacy protections and control over their personal information may require us to modify our data processing practices and policies, and to incur substantial costs and expenses in an effort to comply.
Human Capital Resources
Our employees are key to D-Wave’s success. As of December 31, 2024, we had approximately 220 employees across our systems, software, sales, marketing, and corporate teams, including 216 full-time employees. Approximately 64 percent of D-Wave’s employees are based near our research and development headquarters in Burnaby, British Columbia, Canada. We continue to grow D-Wave’s U.S. presence, primarily in the fabrication, software, professional services, and go-to-market areas, and have a small presence in Japan and the United Kingdom. We also engage a small number of consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions, with approximately 20 percent having earned a PhD, many from the world’s top ranked universities. And our go-to-market leaders have a track record of building and growing new markets, which we believe allows us to continue to build and capture the quantum computing market.
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
We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and our future growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results and our funding needs could differ materially from our expectations, and our business could suffer. Our success as a business ultimately relies upon fundamental research and development breakthroughs in the coming years and decades. There is no certainty these research and development milestones will be achieved for the costs we have forecast or as quickly as hoped, or at all.
We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
Since our inception, we have incurred significant net losses. As of December 31, 2024 and 2023, the Company had an accumulated deficit of $626.9 million and $483.1 million, respectively. For the years ended December 31, 2024 and 2023, the Company incurred a net loss of $143.9 million and $82.7 million, respectively, and the Company had net cash outflows from operating activities of $42.6 million and $60.6 million, respectively. To date, our primary sources of capital have been through sales of our equity securities, debt financing, revenue from the sale of our products and services, and government assistance.
We expect to incur additional operating losses and negative cash flows from operating activities as we continue to expand our commercial operations and research and development programs. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders’ equity and the price of our common stock, and we cannot assure you that we will ever be able to achieve profitability.

Even if we achieve profitability, we may not be able to sustain or increase such profitability. Additionally, our costs may increase in future periods and we may expend substantial financial and other resources on, among things, sales and marketing, the hiring of additional officers, employees, contractors and other service providers, and general administration, which may include a significant increase in legal and accounting expenses related to public company compliance, continued compliance and various regulations applicable to our business or arising from the growth and maturity of our company. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product and service offerings or continue our operations, and may cause the price of our common stock to decline.
If we do not adequately fund our research and development efforts or use research and development teams effectively or build a sufficient number of annealing quantum computer production systems, we may not be able to achieve our technological goals, build sufficient systems, meet customer and market demand, or compete effectively and our business and operating results may be harmed.
To remain competitive, we must continue to develop new product offerings and reach technological milestones, as well as add features and enhancements to our existing platform and products. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high employee or management turnover, or a lack of other research and development resources, we may miss market opportunities. The success of our business is dependent on our research and development teams developing a roadmap that allows us to achieve technical milestones for both annealing and gate-model quantum computing, including with respect to our hybrid solvers and our Leap and Ocean platforms, retain and increase the spending of our existing customers and attract new customers. The quantum computing industry is quickly evolving and we may invest significantly in particular functionality or integrations that may become obsolete in the future, and any future product offerings, features or enhancements that we develop may be unsuccessful. The success of any new product offerings, enhancements or features depends on several factors, including our understanding of market demand, timely execution, successful introduction, and market acceptance. We may not successfully develop new features or enhance our existing platform and products to meet customer needs or our new products, features or enhancements may not achieve adequate acceptance in the market. Additionally, our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. We may make significant investments in new offerings, features or enhancements that may not achieve expected returns. Further, many of our competitors may expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources, to use our research and development resources efficiently or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.
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
Our platform and products depend on the ability to access and integrate with third-party cloud providers. In particular, we have developed our platform and products to integrate with certain third-party cloud providers and the third-party applications of other parties. If we choose or are required to change cloud providers, we will incur costs to port our platform and products to a new service and may experience service interruptions during a change of cloud provider. Generally, third-party cloud providers and the data we receive from the third-party cloud providers are written and controlled by the application provider. Any changes or modifications to the third-party cloud providers or the data provided could negatively impact the functionality of, or require us to make changes to, our platform and products, which would need to occur quickly to avoid interruptions in service for our customers. See “Our products and services are dependent upon our relationship with third-party providers and any disruption of or interference with our use of such third-party providers would adversely affect our business, results of operations and financial condition” below.
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
Risks Related to D-Wave Quantum’s Business and Industry
The immature market for quantum computing may lead to us misread market demand and the timeframes it will take to close customer contracts and grow revenue, which would adversely affect our business, results of operations and financial condition.
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
Our continued growth and success depend on our ability to innovate and develop quantum computing technology in a timely manner and effectively market these products. Without the timely introduction of new products, services and enhancements that comply with changing laws and standards, including through the use of new and emerging technologies (e.g., artificial intelligence and machine learning), we could be at a competitive disadvantage and our offerings could become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. Any technological breakthroughs which render our technology obsolete or inferior to other products could have a material effect on our business, financial condition or results of operations.

Any cybersecurity-related attack, significant data breach or disruption of the information technology systems, infrastructure, network, third-party processors or platforms on which we rely could damage our reputation and adversely affect our business and financial results.
Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ customers, our employees and other third parties. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. Sophisticated hackers and cybercriminals, including, nation-state and nation-state supported actors, employ advanced techniques, including social engineering (phishing), automated attacks (such as denial-of-service attacks), malicious code (such as viruses and worms), ransomware, and employee theft or misuse, which may evade detection for extended periods. In addition to our own security measures, due to our use of third-party cloud infrastructure, we depend in part on third-party security measures to protect against cybersecurity-related attacks. Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks, as the techniques used to obtain unauthorized access to or compromise of our systems change frequently. A breach of our networks, or those of our service providers or vendors, could result in unauthorized access to, use of, loss of, or unauthorized disclosure of, sensitive and confidential information, including personal information of customers or employees, and disruption of business operations. Such incidents could materially adversely affect our business through impaired customer relationships, loss of sales and customers, potential fines and lawsuits, significant legal and remediation costs, and damage to our brand.
We include limitation of liability provisions in our standard subscription and services agreements; however, such provisions may not be enforceable or adequate and may not otherwise protect us from any such liabilities or damages with respect to any claim related to a cybersecurity incident or other potential claim referred to above. In addition, our existing general liability insurance coverage and coverage for cyber liability or errors or omissions may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims and our insurer may deny coverage with respect to future claims. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would harm our business.
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
We derive much of our revenue from our cloud-based quantum computing platform and professional services, which we expect to continue for the foreseeable future. As such, the market acceptance of our platform is critical to our continued success. It is difficult to predict customer adoption rates and demand for our solutions and professional services, the entry of competitive platforms and service providers, or the future growth rate and size of our markets.
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

Contracts with government entities subject us to risks, including early termination, audits, investigations, sanctions and penalties.
As part of our business strategy, we have entered into and may enter into additional contracts with state and/or federal government entities, which subjects our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements could include, for example:
•specialized disclosure and accounting requirements unique to government contracts;
•financial and compliance audits of our cost structure, accounting controls and procedures and adequacy of our policies and systems to meet Federal Acquisition Regulation requirements. These audits may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
•granting the U.S. government certain rights to inventions, data, software codes and related material that we develop under government-funded contracts and subcontracts, which may permit the U.S. government to disclose or license this information to third parties, including, in some instances, our competitors;
•requirements to fulfill government contracts assigned ratings under the Defense Priorities and Allocations System Program ahead of our commercial contracts, which could prevent us from meeting our commercial customer contracts' requirements or schedules;
•public disclosures of certain contract and company information;
•mandatory security and privacy framework compliance requirements, including the handling of controlled unclassified information; and
•mandatory socioeconomic compliance requirements, including labor requirements, non discrimination and affirmative action programs and environmental compliance requirements.
Government contracts are also generally subject to greater scrutiny by the government than commercial contracts are by commercial customers. For example, government agencies can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act's "whistleblower" provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results. Responding to any investigation or action relating to government contracts could result in a significant diversion of management's attention and resources and significant defense costs and other professional fees.
Our customers also include non-U.S. governments. Similar procurement, budgetary, contract, and audit risks that apply in the context of U.S. government contracting may also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources.
Government actions and regulations, such as tariffs and trade protection measures, may limit our ability to provide products and services to our customers and obtain products from our suppliers, which could have a material adverse impact on our business operations, financial results and growth plans.
We currently offer our platform in 42 countries and our international sales are a substantial and critical part of our current business and future growth plans. Our international sales and the use of our platform in various countries subject us to risks that we do not generally face with respect to domestic sales within North America. For example, we may face additional risks relating to:

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
We may be unsuccessful in navigating such risks, which could have a material adverse impact on our business operations, financial results and growth plans. In addition, the implementation of more restrictive trade policies, including the recent imposition of further tariffs in the U.S. and retaliatory tariffs in response thereto, or the renegotiation of existing international trade agreements could have a material adverse effect on our business operations, financial results and growth plans.
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
Risks Related to Litigation and Government Regulation
Changing laws and regulations related to privacy, information security, and data protection could adversely impact our results, operations, or brand.
We are subject to an increasingly complex, and sometimes conflicting, set of legal obligations related to privacy, data protection, information security in the United States, Europe, Canada, and other countries where we do business, and there will continue to be new proposed laws and regulations and changes to existing legal frameworks that could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer, consumer, employee, and other third-party information we receive, as well as some of our current or planned business activities. New and changing laws, regulations, and industry standards concerning privacy, data protection and information security may also impact the computing services and software industry platforms and data providers we utilize, and thereby indirectly impact our business.We are also subject to contractual obligations from our customers and other third parties related to privacy, data protection and information security, and disclosures and commitments made in our privacy policies.
In the United States, eighteen (18) states have enacted comprehensive consumer privacy laws, with another state law going into effect in 2026, and eleven (11) states with privacy laws under consideration. The California Consumer Privacy Act ("CCPA"), the most stringent state privacy law, grants California residents data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, the right to request to opt-out of certain sales of such personal information, as well as a private right of action for certain data breaches. The European Union adopted the General Data Protection Regulation (the "GDPR") and the United Kingdom enacted the UK General Data Protection Regulation (which implements the GDPR into UK law); both of which impose significant compliance requirements, including extensive documentation requirements and granting certain rights to individuals to control how businesses collect, use, disclose, retain and leverage information about them or how they obtain consent from them. In Canada, the Personal Information Protection and Electronic Documents Act ("PIPEDA"), and various provincial laws require companies to give detailed privacy notices to consumers; obtain consent to use personal information, with limited exceptions; allow individuals to access and correct their personal information; and report certain data breaches.
Any significant change to applicable privacy, data protection, and/or information security laws, regulations or industry practices could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new services and features. All of these implications could adversely affect our revenue, results of operations, business and financial condition.

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
Political challenges between the United States and countries in which our suppliers are located, including China, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues could adversely impact our business. Specifically, United States-China trade relations remain uncertain and quantum computing has been designated as a technology with national security implications in many countries, including the United States and Canada. The United States administration has announced tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. In addition, the new administration in the U.S. has indicated that it will impose tariffs against U.S. trading partners, including Canada, and there may be retaliatory tariffs against the U.S. as a result. These tariffs could adversely impact trade relations and result in higher costs. International trade conflict has contributed to (i) increased pressure on the supply chain and could further result in increased energy costs; (ii) inflation, which could result in increases in the cost of manufacturing products, reduced purchasing power, increased price pressure and reduce or cancelled orders; (iii) increased risk of cybersecurity attacks; and (iv) general market instability, all of which could adversely impact our business, operating results and financial condition.
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
Investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to U.S. laws that regulate foreign investments in certain U.S. businesses. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 802, as amended, administered by the Committee on Foreign Investment in the United States (“CFIUS”).
Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nature of the U.S. business, and the foreign person and its level of interest or governance rights. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) that pose a national security concern may be subject to CFIUS jurisdiction. CFIUS also has excepted investor rules and excepted foreign states, including Canada, exempting certain investments from certain investors from CFIUS jurisdiction. There are certain transactions that trigger mandatory CFIUS filings and others that are voluntary.
The Transaction has resulted in investments in our U.S. subsidiary by non-U.S. persons. Where CFIUS safe harbor has not been obtained, CFIUS may choose to review past transactions if it believes that it resulted in a covered control transaction presenting national security concern. Proposed transactions may also be reviewed, either at the request of the parties or upon CFIUS’ demand. CFIUS may grant a safe harbor, propose mitigation or block an investment or require divestiture if it presents national security concerns that cannot be mitigated.
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
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage D-Wave Quantum’s transition to a public company that is subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
If we are unable for any reason to meet the continued listing requirements of the NYSE, such action or inaction could result in a delisting of our securities.
On October 2, 2024, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Shares was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our Common Shares, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. On October 4, 2024, we notified the NYSE that we intend to cure the stock price deficiency and to return to compliance with the NYSE continued listing standard. On November 1, 2024, the NYSE notified us that we had regained compliance based on a calculation of the Company’s average closing share price for the 30 trading days ended October 31, 2024, which reflected an average closing share price above the NYSE’s $1.00 minimum requirement. This was the first time in 2024 and the third time since the Company became a publicly traded company that the Company was notified of its non-compliance with NYSE listing requirements due to the average closing price of its Common Shares falling below the $1.00 threshold. While we were able to bring the Company back in compliance with the NYSE listing requirements within the six-month window for recompliance on all occasions, it is possible that this may occur again and we will not be able to bring the Company back in compliance within such window or at all.
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
If we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, then our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected. We may identify additional material weaknesses in our internal controls over financing reporting which we may not be able to remedy in a timely manner.
In connection with the preparation and audit of D-Wave's financial statements as of and for the fiscal year ended December 31, 2023 and 2022, material weaknesses were identified in our internal control over financial reporting. This material weakness resulted in errors in the unaudited condensed consolidated financial statements for the quarterly and year to date periods ended September 30, 2023, June 30, 2023, and March 31, 2023 and the consolidated financial statements for the years ended December 2022, 2021, and 2020. These periods were restated on Forms 10-Q/A and 10-K/A, as applicable, filed with the SEC on March 15, 2024. Separately, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 were previously restated on Form 10-Q/A filed with the SEC on April 17, 2023 (collectively, the "Restatements"). We have implemented measures designed to improve our internal control over financial reporting to remediate future material weaknesses including adding additional qualified accounting personnel with experience with complex GAAP and SEC rules, engaging consultants to assist with the financial statement close process, and segregating duties among accounting personnel to enable adequate review controls. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate at this time but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.
As of December 31, 2024, the material weakness has been remediated, however, a failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.
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
Following the completion of the Transaction, we became a public company and, as a result, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
As of December 31, 2024, there were 17,916,462 Warrants outstanding, with each Warrant exercisable for 1.4541326 Common Shares, subject to adjustment, at $11.50 per Warrant or approximately $7.91 per Common Share. Such Warrants, if exercised, would increase the number of issued and outstanding Common Shares and be dilutive to the Common Shares then outstanding.

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

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels receive regular mandatory training on our cybersecurity policies and practices, no less than once per quarter. Key safeguards include, but are not limited to, access controls, authentication, third-party security obligations, and other technical and organizational measures. In addition, the Company maintains policies and procedures for backups, business continuity, and disaster recovery, and regularly tests its policies and procedures to ensure they allow for timely recovery and restoration of backups and the availability of critical resources..
We enlist third-party service providers to support us in conducting information security reviews of our infrastructure, and the evaluation of our company policies. These providers undertake comprehensive evaluations that delineate potential risks, categorized by criticality and associated level of effort. Subsequently, the Company will undertake a meticulous examination of the internal risk register to potentially recalibrate the likelihood of identified risks, taking into consideration the vulnerabilities unearthed by the third-party assessment.
Depending on the type of services required, the sensitivity of the relevant IT systems and data, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. The Company conducts due diligence prior to engaging a vendor to provide services and requires the vendor to contractually commit to appropriate data protection measures, depending on the nature of the services provided. As part of the software request and vendor evaluation process, we ensure there is a secure method for transmitting data. This includes verifying that encryption is in place both in transit and at rest. Additionally, we require vendors to provide a SOC 2 Type 2 report, which we review to confirm that security controls have been audited and validated. These measures help ensure that third-party vendors maintain appropriate safeguards for handling and sharing confidential information.
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
We have not currently identified any cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Form 10-K.
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. While the board of directors’ audit committee is responsible for overseeing management's risk assessment and risk management policies generally, to enhance oversight and governance in this area, the board of directors has recently established a standing committee (the “Cybersecurity Committee”), that will advise on cybersecurity matters and provide strategic guidance and direction for our cybersecurity program. The Cybersecurity Committee will convene as necessary to address critical or emerging cybersecurity concerns and to ensure alignment on approach. In the event of an incident, the Company has developed an incident response plan, which sets forth the steps to be followed from incident detection and assessment to mitigation, recovery and notification and reporting, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate.
Our Chief Financial Officer and the head of our IT department, both of whom are primarily responsible for managing our cybersecurity risks, mitigation strategies and responses to any such issues that may arise, collaborate with the Cybersecurity Committee and report to the entire Board on a quarterly basis, or more frequently as needed. Our Chief Financial Officer oversees the Company’s IT department and has extensive experience in managing IT organizations and securing cybersecurity insurance coverages, which we currently maintain. The head of our IT department drives our strategic IT initiatives and cybersecurity risks assessments, drawing upon over two decades of enterprise technology management expertise.

Our Chief Financial Officer and the head of our IT department oversee our cybersecurity policies and processes, including those described above. The Company’s overall risks and assessments are monitored by a cross functional team composed of members of senior management, security, legal, information technology and financial reporting, which evaluates risks associated with assets such as infrastructure, software, people, processes, and data. A partnership exists between these aforementioned individuals and departments so that identified issues are addressed in a timely manner and incidents are escalated to the appropriate parties as required. The Company’s incident response plan is tested and adjusted regularly or in response to a particular incident or significant threats where appropriate.
Item 2. Properties
We operate three facilities in North America. Our Canadian operations and the Quantum Engineering Center of Excellence is located in Burnaby, B.C., outside of Vancouver, where we lease approximately 42,000 square feet of space under an agreement that expires in December 2033. Most of the facility is used for research and development and manufacturing. We also lease approximately 7,000 square feet of space in Richmond, B.C., outside of Vancouver, under an agreement that expires in December 2028. That facility is used to develop and manufacture proprietary superconducting circuit boards for internal consumption, and for customer sales. Our in-house fabrication activities are performed in a facility in Palo Alto, California, where we lease approximately 6,000 square feet of space under an agreement that expires in June 2026. We believe our current and planned facilities are adequate for the foreseeable future.
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
Holders of Record
On March 12, 2025, the last reported sales prices of the Common Shares and Warrants were $5.82 and $2.44, respectively. As of March 12, 2025, there were approximately 89 holders of record of our Common Shares, approximately 23 holders of record of our Exchangeable Shares and 1 holders of record of our Warrants. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
Not applicable.
Unregistered Sales of Equity Securities
During the year ended December 31, 2024, we have sold an aggregate number of 34,860,416 Common Shares to Lincoln Park pursuant to the Purchase Agreement (excluding the Common Shares paid in respect of the Commitment Fee) for aggregate consideration of $44.3 million. The issuances under the Lincoln Park Purchase Agreement were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering.
There were no other unregistered sales of equity securities which have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the fiscal year ended December 31, 2024.
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
During the years ended December 31, 2024 and 2023, we generated revenue totaling $8.8 million and $8.8 million, respectively. We have incurred significant operating losses since inception. For the years ended December 31, 2024 and 2023, our net losses were $143.9 million and $82.7 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of December 31, 2024, we had an accumulated deficit of $626.9 million.
Macroeconomic Environment
Unfavorable conditions in the economy in the United States, Canada and abroad, including conditions resulting from changes in inflationary pressure, gross domestic product growth, financial and credit market fluctuations, banking collapses and related uncertainty, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, Israel or elsewhere, could cause a decrease in business investments on our products and negatively affect the growth of our business and our results of operations. However, to date, these unfavorable conditions have not affected our business.
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
Revenue from quantum computing system is recognized at a point in time when control transfers to the customer, typically upon delivery or installation, based on the terms of the sales contract.

We expect that QCaaS revenue, as a percentage of total revenue, will increase due to an increasing number of QCaaS agreements being driven by the completion of professional services engagements yielding production applications that require QCaaS services, as well as by customers that choose to access our LeapTM cloud service without utilizing our professional services organization. However, quantum computing system revenue may have an outsized impact on our revenue and shift our product mix during the period when such revenue is recognized, though this revenue is expected to be irregular and intermittent.
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
Cost of revenue for quantum computing systems includes direct manufacturing costs, such as materials and labor for system production, as well as expenses related to installation, warranty, and support. Additionally, it includes shipping and handling costs associated with delivering the systems. These costs are also expensed as incurred.
We expect our total cost of revenue to trend upward in absolute dollars in future periods, corresponding to our anticipated growth in revenue and the higher costs that are necessary to support our customers, maintain the QCaaS cloud offering, operate our quantum computing systems, and deliver our professional services. We expect our cost of revenue as a percentage of total revenue to trend downward over time due to a higher mix of QCaaS revenue that has a lower cost to deliver compared to professional service revenue.
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
We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we continue to invest in more comprehensive compliance and governance functions, increased IT security and compliance, and expanded internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. However, non-cash stock-based compensation expenses may cause upward and downward fluctuations in these costs from time to time.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation for personnel, direct advertising, marketing and promotional material costs, sales commission expense, consulting fees and allocated facility costs for our sales and marketing functions. We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, expand our global customer base, and broaden our brand awareness. We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. However, non-cash stock-based compensation expenses may cause upward and downward fluctuations in these costs from time to time.
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		Variance
(In thousands, except share and per share data)	2024	2023	Amount	%
Revenue	$8,827	$8,758	$69	1%
Cost of revenue	3,264	4,136	(872)	(21)%
Total gross profit	5,563	4,622	941	20%
Operating expenses:
Research and development	35,300	37,878	(2,578)	(7)%
General and administrative	32,422	37,014	(4,592)	(12)%
Sales and marketing	15,064	10,276	4,788	47%
Total operating expenses	82,786	85,168	(2,382)	(3)%
Loss from operations	(77,223)	(80,546)	3,323	(4)%
Other income (expense), net:
Interest expense	(3,897)	(37)	(3,860)	10,432%
Change in fair value of Term Loan	(645)	640	(1,285)	(201)%
Term Loan debt issuance costs	—	(2,118)	2,118	(100)%
Gain on investment in marketable securities	1,495	—	1,495	100%
Change in fair value of warrant liabilities	(68,245)	262	(68,507)	(26,148)%
Other income (expense), net	4,636	(916)	5,552	(606)%
Total other income (expense), net	(66,656)	(2,169)	(64,487)	2,973%
Net loss	$(143,879)	$(82,715)	$(61,164)	74%
Foreign currency translation adjustment	7	(115)	122	(106)%
Net comprehensive loss	$(143,872)	$(82,830)	$(61,042)	74%
Revenue
Revenue for the year ended December 31, 2024 remained consistent to the prior year. QCaaS revenue increased by $1.9 million, primarily due to an increase in the average revenue per QCaaS customer. This was offset by a decrease of $1.9 million in professional service revenue, as a result of the timing of closing new professional services engagements.
Cost of Revenue
Cost of revenue decreased by $0.9 million, or 21%, to $3.3 million for the year ended December 31, 2024 as compared to $4.1 million for the year ended December 31, 2023. The decrease in cost of revenue was primarily driven by a decrease in non-cash stock-based compensation of $0.6 million and personnel costs of $0.2 million.
Operating Expenses
Research and Development Expenses
Research and development expenses decreased by $2.6 million, or 7%, to $35.3 million for the year ended December 31, 2024 compared to $37.9 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease in stock-based compensation expenses of $3.2 million, partially offset by an increase in personnel costs of $0.4 million and professional fees of $0.4 million.

General and Administrative Expenses
General and administrative expenses decreased by $4.6 million, or 12%, to $32.4 million for the year ended December 31, 2024 as compared to $37.0 million for the year ended December 31, 2023. The decrease was primarily driven by decreases in professional fees of $3.8 million, stock-based compensation expense of $3.2 million and insurance costs of $1.0 million, partially offset by an increase in personnel expenses of $2.3 million and credit loss expenses of $1.3 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $4.8 million, or 47%, to $15.1 million for the year ended December 31, 2024 as compared to $10.3 million for the year ended December 31, 2023. The increase was primarily driven by increases in personnel costs of $3.3 million, stock-based compensation expense of $0.8 million, travel expenses of $0.4 million and marketing expenses of $0.3 million.
Other Income (Expense), net
Interest Expense
Interest expense increased by $3.9 million, or 10,432%, to $3.9 million for the year ended December 31, 2024 as compared to $37.0 thousand for the year ended December 31, 2023. The increase is primarily due to interest expenses related to the Term Loan and the SIF Loan. The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. Additionally, the increase in interest expense reflects a decrease in the interest expense benefit from the catch-up method adjustment recorded in 2023 on the SIF Loan, which amounted to $2.9 million in the prior year. Refer to Note 7 to the accompanying consolidated financial statements for further details.
Change in fair value of Term Loan
The fair value of Term Loan increased by $0.6 million for the year ended December 31, 2024 as compared to a decrease of $0.6 million for the year ended December 31, 2023. On April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting for the Term Loan (see Note 2 to the accompanying consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, were recorded as gains or losses in the Company’s consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varied primarily based on the market yield rate, market yield volatility, and the probabilities of various settlement scenarios. The Company fully repaid and extinguished the Term Loan on October 22, 2024.
Term Loan debt issuance costs
Term Loan debt issuance costs decreased by $2.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, as there were no advances on the Term Loan during the year ended December 31, 2024.
Gain (loss) on investment in marketable equity securities
Gain (loss) on investment in marketable equity securities increased by $1.5 million for the year ended December 31, 2024 as compared to zero for the year ended December 31, 2023. On January 5, 2024, an investee of the Company was acquired for a combination of cash and stock in an observable orderly transaction. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of $1.7 million, partially offset by a loss associated with the fair value of the conversion feature of the Zapata Note.
Change in fair value of warrant liabilities
The fair value of warrant liabilities increased by $68.5 million for the year ended December 31, 2024 as compared to a decrease of $0.3 million for the year ended December 31, 2023. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 and Note 10 to the accompanying condensed consolidated financial statements). As the trading price of the Public Warrants appreciates, generally in correlation with the trading price of the Company’s common stock, the fair value of the warrant liabilities increases.

Other income (expense), net
Other income (expense), net increased by $5.6 million or 606%, to a net other income of $4.6 million for the year ended December 31, 2024 as compared to net other expense of $0.9 million for the year ended December 31, 2023. The increase was primarily driven by the impact of net foreign exchange gains driven by appreciation of the U.S. Dollar against the Canadian Dollar of $4.0 million, and an increase in interest income of $1.4 million due primarily to interest earned on higher cash and cash equivalent balances.
Liquidity and Capital Resources
In our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, we disclosed that there was substantial doubt about our ability to continue as a going concern due to recurring losses, liquidity concerns, debt covenant uncertainties, and reliance on external financing. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2024 and 2023, the Company had an accumulated deficit of $626.9 million and $483.1 million, respectively. For the years ended December 31, 2024 and 2023, the Company incurred a net loss of $143.9 million and $82.7 million, respectively, and the Company had net cash outflows from operating activities of $42.6 million and $60.6 million, respectively. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
As part of management's evaluation of whether there was substantial doubt about our ability to continue as a going concern as of the date of this filing, management considered the results of fundraising activities completed in the fourth fiscal quarter of 2024 and subsequent to the balance sheet date in addition to the factors discussed above. During the year ended December 31, 2024, the Company received $214.2 million in net proceeds from the issuance of 100,249,331 Common Shares under various equity offerings described more fully in Note 15 to the accompanying consolidated financial statements. As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $178.0 million and $41.3 million, respectively, and working capital (current assets less current liabilities) of $154.9 million and $35.8 million, respectively. Additionally, as of December 31, 2024, total assets exceeded total liabilities by $62.6 million, whereas as of December 31, 2023, total liabilities exceeded total assets by $24.5 million. In January 2025, the Company raised an additional $146.2 million in net cash proceeds from an additional equity offering.
As a result of these considerations, management has assessed the Company's liquidity under Financial Accounting Standards Board’s ASC Topic 205-40, “Basis of Presentation—Going Concern,” and determined that it has sufficient capital resources to meet its obligations for at least the next 12 months and does not anticipate any conditions that would raise substantial doubt about the Company's ability to continue as a going concern.
Lincoln Park Purchase Agreement
In conjunction with the Merger with DPCM, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC on June 16, 2022 (the "Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding share of common stock of the Company, par value $0.0001, (the "Common Shares") and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its discretion. During the year ended December 31, 2024, the Company has received $44.3 million in proceeds through the issuance of 34,860,416 Common Shares to Lincoln Park under the Purchase Agreement. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future. As of December 31, 2024, D-Wave had $37.8 million of issuance capacity under the Purchase Agreement.

At-the-Market Offerings
On May 24, 2024, the Company entered into an at-the-market sales agreement (the "$100M ATM") with Needham & Company, LLC, B. Riley Securities, Inc., and Roth Capital Partners, LLC (the "$100M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $100.0 million through or to the Agents. During the year ended December 31, 2024, the Company has received $97.2 million in net proceeds through the issuance of 49,812,287 Common Shares under the Sales Agreement. As of December 31, 2024, D-Wave had zero issuance capacity under the ATM Agreement.
On December 9, 2024, the Company entered into a new sales agreement (the "$75M ATM") with Needham & Company, LLC, Roth Capital Partners, LLC, B. Riley Securities, Inc., and Craig-Hallum Capital Group, LLC (the "$75M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $75.0 million through or to the Agents. During the year ended December 31, 2024, the Company has received $72.9 million in net proceeds through the issuance of 15,576,628 Common Shares under the Sales Agreement. As of December 31, 2024, D-Wave had zero issuance capacity under the ATM Agreement.
On January 10, 2025, the Company entered into another at-the-market sales agreement (the "$150M ATM") with Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., Roth Capital Partners, LLC, The Benchmark Company, LLC, and Craig-Hallum Capital Group, LLC (the "$150M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $150.0 million through or to the Agents. As of March 14, 2025, the Company has received $146.2 million in net proceeds through the issuance of 24,604,021 Common Shares under the Sales Agreement. As of March 14, 2025, D-Wave had zero issuance capacity under the ATM Agreement.
Sales under these agreements are classified as "at-the-market" equity offerings under Rule 415(a)(4) of the Securities Act and may be conducted on the NYSE or other trading platforms. The Agents will use commercially reasonable efforts to sell shares based on the Company’s instructions. The compensation to the Agents is up to 3.0% of the gross sales price, along with expense reimbursements. The Company has also agreed to provide indemnification against certain liabilities under the Securities Act.
The Company is not obligated to sell shares under these agreements. Each agreement may be terminated by: (a) the election of the Agents upon the occurrence of certain adverse events, (b) five business days’ advance notice from the Company to the Agents or five days’ advance notice from any of the Agents to the Company or (c) otherwise by mutual agreement of the parties pursuant to the terms of the Sales Agreement.
Repayment of the Term Loan
In addition, we successfully repaid a significant portion of our outstanding debt obligations, including the Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder as of December 31, 2024, that was initially entered into on April 13, 2023 (the "Closing Date"). The Term Loan, outlined in Note 7 - Loans payable, net to the consolidated financial statements, provided for $50.0 million in three tranches, subject to certain terms and conditions. The Company drew down two tranches totaling $30.0 million and, on October 22, 2024, the Company had prepaid the entire the Term Loan, including $30.0 million in principal and $4.3 million in accrued PIK interest.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating Activities	$(42,643)	$(60,649)
Investing Activities	(3,141)	(630)
Financing Activities	182,450	95,636
Effect of exchange rate changes on cash and cash equivalents	7	(115)
Net increase in cash and cash equivalents	$136,673	$34,242

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
For the year ended December 31, 2024, net cash used in operating activities was $42.6 million, a decrease of $18.0 million from $60.6 million for the year ended December 31, 2023. The change is primarily due to an increase in noncash items added back to net loss of $55.6 million and an increase in cash released from working capital of $23.6 million, offset by an increase in net loss of $61.2 million. The increase in noncash items was primarily due to an increase in change in fair value of warrant liabilities of $68.5 million, partially offset by a decrease in stock-based compensation of $6.3 million, an increase in unrealized foreign exchange gain of $4.3 million, and a gain on marketable securities of $1.5 million. The decrease in working capital was primarily driven by an increased change in deferred revenue of $15.7 million and an increased change in accrued expenses and other current liabilities of $6.9 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2024 was $3.1 million, an increase of $2.5 million from $0.6 million for the year ended December 31, 2023. The increase is primarily due to an increase in purchase of property and equipment of $1.5 million and a purchase of a convertible note of $1.0 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the year ended December 31, 2024 was $182.5 million, an increase of $86.8 million from $95.6 million for the year ended December 31, 2023. The increase is primarily due to an increase in proceeds from the issuance of common stock pursuant to the ATM Agreements of $169.9 million, partially offset by an increase in debt repayments of $30.0 million, a decrease in debt financing proceeds of $29.0 million, a decrease in proceeds from the issuance of common stock pursuant to the Purchase Agreement of $19.4 million, a decrease in proceeds of government assistance of $3.0 million and an increase in the payment of tax withheld for common stock issued under stock-based compensation settlements of $2.7 million.

Contractual Obligations and Commitments
The Company has various operating leases of real estate and equipment. See Note 8 - Leases to the accompanying consolidated financial statements for further discussion of the nature and timing of cash obligations due under these leases.
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
•Quantum computing systems;
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
When we determine that our contracts with customers contain multiple performance obligations, for these arrangements, we allocate the transaction price based on the relative standalone selling price (“SSP”) method by comparing the SSP of each distinct performance obligation to the total value of the contract. We use the SSP for products and services sold together in a contract to determine whether there is variable consideration (e.g. discount) to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when we don't sell the product or service separately, we determine the SSP by considering overall pricing objectives and market conditions, including cost plus a reasonable margin. Significant pricing practices taken into consideration include our discounting practices, the customer demographic, price lists, our go-to-market strategy, historical and current sales and contract prices. In instances where we do not sell or price a product or service separately, we maximize the use of observable inputs by using information that may include market conditions.
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million ("the SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 7 to the accompanying consolidated financial statements for additional information concerning the SIF Loan.

The accounting treatment for the SIF Loan considers the "sale of future revenues" guidance outlined in ASC 470-10-25. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the effective interest rate. For the year ended December 31, 2024 and 2023, the Company recognized gains related to catch-up method adjustments to the accrued interest portion of the loans payable, net balance of $0.2 million and $2.9 million, respectively, which are included in interest expense on the consolidated statements of operations and comprehensive loss. The liability is classified as non-current, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to Smaller Reporting Companies.
Item 8. Financial Statements and Supplementary Data
Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page 104 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
On June 7, 2023, PricewaterhouseCoopers LLP (Canada) (“PwC”) notified the Company of its decision to decline to stand for re-election as the independent registered public accounting firm of the Company. Although PwC declined to stand for re-election, it maintained its relationship with the Company for the review of the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2023 (the “Form 10-Q”). On August 10, 2023, the Company filed the Form 10-Q. As a result, PwC’s term as the Company’s independent registered public accounting firm ended.
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

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Annual Report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.
Remediation Efforts on Previously Reported Material Weakness
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, management concluded that there was a material weakness in our internal control over financial reporting, specifically related to our financial statement close process. In response to the material weakness identified, management developed and implemented a remediation plan to address the underlying causes of the material weakness, which was subject to senior management review and oversight of the audit committee of the Board (the “Audit Committee”).
The remediation plan included the following steps:
•The Company hired experienced finance and accounting executives in the positions of SVP Finance, VP Corporate Controller, and Senior Manager of Financial Reporting and Technical Accounting.
•The Company implemented programs to develop accounting personnel with a level of accounting knowledge and experience in the application of US GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions, including providing adequate training and supervision to our staff.
•The Company engaged external specialists as needed to provide assistance in accounting for significant, non-routine or complex transactions.
•The Company engaged external consultants to assist the Company in designing, implementing, and monitoring an appropriate system of internal control.
Implementation of the remediation plan described above and the resulting improvements in controls have strengthened our internal control over financial reporting and have addressed the related material weakness that was identified as of December 31, 2023. As part of our assessment of internal control over financial reporting, management tested and evaluated all internal controls to assess whether they were designed and operating effectively as of December 31, 2024. Management determined that its internal controls over financial reporting were designed and operating effectively to prevent and detect a material misstatement due to error or fraud and therefore concluded that the material weakness was remediated.

Changes in Internal Control Over Financial Reporting
Except as described above under “Remediation of Previously Identified Material Weakness”, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K, during the fourth quarter ended December 31, 2024. None of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K, during the fourth quarter ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers, and Corporate Governance.
Identification of Directors
The following tables set forth information on our directors as of the filing of this Annual Report on Form 10-K. Our Board of Directors (“Board”) is divided into three separate classes, as nearly equal in number as possible, with one class being elected each year to serve a staggered three year-term. Class I directors are serving until the 2026 Annual Meeting of Stockholders, Class II directors are serving until the 2027 Annual Meeting of Stockholders and Class III directors are serving until the 2025 Annual Meeting of Stockholders.”

Name	Age(*)	Position with D-Wave Quantum	Served as a Director Since	Class
Alan Baratz	70	President, Chief Executive Officer and Director	January 14, 2020	I
Sharon Holt(1)(4)	60	Director	November 22, 2024	I
John DiLullo(2)	58	Director	October 28, 2024	II
Rohit Ghai(3)(4)	55	Director	October 28, 2024	II
Steven M. West(1), (3)	69	Chair	June 29, 2009	III
Kirstjen Nielsen(2)(4)	52	Director	January 10, 2024	III
Roger Biscay(1)	57	Director	August 5, 2022	III

(*)	Age as of March 13, 2025.
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Governance Committee.
(4)	Member of the Cybersecurity Committee.
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

Sharon Holt
Ms. Holt is the co-founder and has served as a principal at Fraser Stuart Ventures, LLC, a private investment and advisory firm since February 2016. Since June 2019, she has served as a director on the board of directors of Infinera Corporation (Nasdaq: INFN), an industry-leading supplier of intelligent transport network solutions ("Infinera"). Ms. Holt also serves as the chair of Infinera’s compensation committee and previously served as the chair of Infinera's nominating and governance committee. From August 2016 to May 2021, Ms. Holt served on the board of directors of Immersion Corporation (Nasdaq: IMMR), a developer of haptics technology for cellphones and other devices, having served as the chairman of the board, lead independent director, the chair of the nominating and governance committee, the chair of the compensation committee and a member of the audit committee. Since 2012, she has served as an advisor to several technology companies. From 2004 to 2012, Ms. Holt was a senior executive at Rambus Inc., a leading technology development and licensing company, where she served as Senior Vice President of Sales, Licensing and Marketing and Senior Vice President and General Manager of the Semiconductor Business Group. From 1999 to 2004, Ms. Holt served as an executive at Agilent Technologies in the Semiconductor Products Group (now Broadcom), where her last position was Vice President & General Manager of Americas Field Operations, overseeing sales and technical support operations for the semiconductor business, including ASICs, ASSPs, optical and wireless ICs. Prior to that, she ran sales operations focused on Agilent’s largest global customers. From 1986 to 1999, Ms. Holt held various positions at HP in Applications Engineering, Sales, and Distribution Channel Management for the Semiconductor Products Group. Ms. Holt received a BS in Electrical Engineering from Virginia Polytechnic Institute and State University (Virginia Tech).
We believe Ms. Holt is qualified to serve on our Board of Directors because of her significant investment, technology, operational, go-to-market and marketing experience, and service as a public company board member.
John DiLullo
Mr. DiLullo has served as the chief executive officer at Deepwatch, a leading managed security platform for cyber resilient enterprises, since July 2024. With a track record spanning more than 30 years in technology, including more than 15 years in networking and cybersecurity, Mr. DiLullo brings leadership expertise in growth and profitability transformation. A long-time customer advocate, Mr. DiLullo is focused on improving a customer’s technology adoption experience, championing customer success and ROI, and embracing specialized routes to market for significant growth. Prior to his role at Deepwatch, Mr. DiLullo served as Operating Advisor of STG - Symphony Technology Group (March 2024 - May 2024), Chief Executive Officer of LiveVox Holdings ("LiveVox") (November 2022 - March 2024), Chief Revenue Officer of Forcepoint (January 2021 - October 2022), Operating Partner of Francisco Partners (November 2020 - February 2021), and Chief Executive Officer of Lastline, Inc. (July 2018 - July 2020). Mr. DiLullo has also served in senior executive level positions with F5 Networks, HP/Aruba Networks, Avaya, Cisco Systems, and Sonicwall. Mr. DiLullo has also served as a Board advisor for Tetrate, since 2020 and as a director for LiveVox from November 2022 to January 2024. Mr. DiLullo holds a bachelor’s degree in science in electrical engineering from Villanova University.
We believe that Mr. DiLullo is qualified to serve on our Board of Directors due to his significant corporate operational experience, extensive experience in the technology industry, including cybersecurity, and prior public company experience.
Rohit Ghai
Mr. Ghai has served as the chief executive officer of RSA Security ("RSA"), a global leader in identity and access management solutions for security-first organizations, since 2017, and a director of RSA since 2020. Mr. Ghai has experience in both startups and large enterprises, with expertise in digital transformation in highly regulated markets and knowledge across software, systems and security. Mr. Ghai was president of RSA during its tenure as a Dell Technologies business. Prior to that, he served as president of Dell EMC’s Enterprise Content Division and held senior engineering and management roles at Symantec, Computer Associates and Cheyenne Software. Mr. Ghai currently serves as a director for Pega Systems (Nasdaq: PEGA) since January 2025 and has also served as a director for Everbridge from January 2023 to July 2024 while it was a public company. Mr. Ghai holds a master’s degree in computer science from the University of South Carolina and a bachelor's degree in computer science from the Indian Institute of Technology (IIT), Roorkee.
We believe Mr. Ghai is qualified to serve on our Board of Directors due to his significant corporate operational experience, his expertise across software, systems and cybersecurity, and prior public company experience as a board member.

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

Identification of Executive Officers

Name	Age(*)	Current Position
Alan Baratz	70	President, Chief Executive Officer and Director
John M. Markovich	68	Chief Financial Officer
Diane Nguyen	40	General Counsel
_________
*Age as of March 13, 2025
Business Experience of Our Executive Officers
Alan Baratz
See biography on page 69 of this Annual Report on Form 10-K.
John M. Markovich
Mr. Markovich has served as the Company’s Chief Financial Officer since August 2022 and previously served as D-Wave Systems’ Chief Financial Officer since August 2021. Mr. Markovich is a strategic financial leader with nearly thirty years of executive financial management experience working with rapidly growing private and public technology companies across all stages of development. He has directed the finance, accounting, tax, treasury, M&A, legal, operations, customer service, IR, HR, and IT functions for companies ranging from privately held pre-revenue startups to a NYSE-listed Fortune 500 multi-national company with over $1.2 billion in annual revenue. During his career, he has negotiated and closed over 150 debt, equity, M&A, and joint venture transactions exceeding $3.0 billion in value; over a dozen private placements; nearly a dozen M&A transactions; and several international joint ventures. From August 2020 to July 2021, Mr. Markovich had his own consulting firm where he advised early-stage technology companies on various financial and strategic matters. From June 2019 to July 2020, Mr. Markovich served as Chief Financial Officer of XANT, Inc., a privately held SaaS company with an AI-powered sales enablement platform. From August 2016 to May 2019, he served as Chief Financial Officer of OmniGuide Holdings, Inc. a private equity-backed multinational medical device manufacturer. Previously, Mr. Markovich held Chief Financial positions at three public companies including Optical Coating Laboratories, Inc., Tickets.com Inc., and Emcore Corp., and several private technology companies including Auto-By-Tel.com, Inc., Energy Innovations, Inc., Veritone, Inc. and XANT, Inc. Mr. Markovich holds a BS in Business from Miami University and an MBA from the Michigan State Graduate School of Business.
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

Involvement in Certain Legal Proceedings
To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2024 or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.
 Committees of the Board
Audit Committee
The primary purpose of the Audit Committee is to discharge the responsibilities of the Board of Directors with respect to the corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee the independent registered public accounting firm. Specific responsibilities of the Audit Committee include but are not limited to:
•helping the Board of Directors oversee corporate accounting and financial reporting processes;
•overseeing compliance with legal and regulatory requirements;
•managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit the financial statements;
•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, the interim and year-end operating results;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing related person transactions;
•obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;
•approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm; and
•retaining or terminating independent legal counsel, accounting advisors or any other advisors, consultants or professionals (collectively, the “Audit Advisors”) to assist the Audit Committee in its responsibilities and is directly responsible for overseeing the work of such Audit Advisors; and
•reviewing and advising the Board with respect to the approval of (a) any amendment to or waiver from the Company’s Code of Conduct for the executive officers, directors and senior financial officers and (b) any public disclosure made regarding such change or waiver, and advise the Board with respect to the Company’s policies and procedures regarding compliance with the Company’s Code of Conduct.
The Audit Committee charter is available on our website at https://ir.dwavesys.com. Our Audit Committee consists of Roger Biscay, Sharon Holt, and Steven M. West. Our Board of Directors has determined that all members are independent under NYSE listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Chair of the Audit Committee is Roger Biscay. Our Board of Directors has determined that Roger Biscay is an “audit committee financial expert” within the meaning of SEC regulations and NYSE listing standards. Our Board of Directors has also determined that each member of the Audit Committee can read and understand fundamental financial statements, in accordance with applicable requirements, and all members of the Audit Committee are “financially literate” in accordance with NYSE’s listing standards.
The Audit Committee met 8 times in 2024.

Compensation Committee
The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board of Directors in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers and other senior management, as appropriate. To the extent permitted by applicable law, the Compensation Committee may also delegate administrative authority under any incentive compensation, equity-based and retirement and/or pension plans to one or more executive officers consistent with any limitation set forth in the applicable plan. Specific responsibilities of the compensation committee include but are not limited to:
•annually reviewing and approving the compensation of the chief executive officer, other executive officers and senior management, including reviewing and approving compensation increases and promotions for the chief executive officer and other executive officers;
•administering the equity incentive plans and other benefit programs;
•periodically reviewing, adopting, amending and terminating all incentive compensation and equity plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management;
•periodically reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy;
•periodically reviewing and recommending to the Board stock ownership guidelines for the chief executive officer and other executive officers and monitor compliance with such guidelines;
•establishing and periodically reviewing the Company’s compensation recoupment, clawback or similar policy allowing or requiring the Company to recoup compensation paid to executive officers and/or other employees and recommend to the Board any changes;
•periodically reviewing and making recommendations to the Board with respect to executive officer and director indemnification and insurance matters; and
•retaining or terminating compensation consultants, independent legal counsel or any other advisors, consultants or professionals (collectively, the “Compensation Advisors”) to assist the Compensation Committee in its responsibilities and is directly responsible for overseeing the work of such Compensation Advisors.
Pursuant to the Compensation Committee’s charter, which is available on our website at https://ir.dwavesys.com, the Compensation Committee has the authority, in its sole discretion, to retain or terminate compensation consultants, independent legal counsel and other advisors to assist in carrying out its responsibilities and is directly responsible for overseeing the work of such advisors.
During 2024, management engaged Compensia, Inc. (“Compensia”) as its independent compensation consultant. As requested by management, Compensia’s services included executive compensation advice.
The Compensation Committee may form and delegate authority under its charter to subcommittees from time to time as it sees fit, provided that the subcommittees are composed entirely of directors who satisfy the applicable independence requirements of the NYSE.
Our Compensation Committee consists of John DiLullo and Kirstjen Nielsen. The Chair of our Compensation Committee is John DiLullo. Our Board of Directors has determined that each member of the Compensation Committee is independent under the NYSE listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
The Compensation Committee met 5 times in 2024.
Nominating and Governance Committee
The specific responsibilities of our Nominating and Governance Committee include but are not limited to:
•identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board of Directors;
•periodically considering reviewing and making recommendations to the Board of Directors regarding the composition and chairpersons of the committees of the Board of Directors;

•developing, annually reviewing and making recommendations to the Board of Directors regarding corporate governance principles and guidelines and matters, including in relation to corporate social responsibility;
•with the assistance of an independent compensation consultant, periodically reviewing and recommending to the Board of Directors for approval the compensation to be paid to non-executive directors, including the amount and type of compensation;
•periodically reviewing and recommending to the Board of Directors stock ownership guidelines for non-employee directors and monitor compliance with such guidelines;
•overseeing periodic annual evaluations of the performance of the Board of Directors, including its individual directors and committees; and
•retaining and terminating compensation consultants, search firms to identify director candidates, independent legal counsel or any other advisors, consultants or professionals (collectively, the “Compensation Advisors”) to assist the Committee in its responsibilities and shall be directly responsible for overseeing the work of such Compensation Advisors.
The Nominating and Governance Committee charter is available on our website at https://ir.dwavesys.com. Our Nominating and Governance Committee consists of Rohit Ghai, Kirstjen Nielsen, and Steven M. West. The Chair of the Nominating and Governance Committee is Steven M. West. Our Board of Directors has determined that each member of the Nominating and Governance Committee is independent under NYSE listing standards. The Nominating and Governance Committee has the authority, at its sole discretion, to retain and terminate search firms to identify director candidates, consultants and any other advisors to assist it in carrying out its duties.
The Nominating and Governance Committee met 5 times in 2024.
Procedures for Stockholder Nominations to the Board of Directors
No material changes to the procedures for nominating directors by our stockholders were made since our disclosure in the 2024 definitive proxy statement for our 2024 annual meeting of stockholders filed with the Securities and Exchange Commission on April 23, 2024.
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
We post on our website https://ir.dwavesys.com the charters of each of our board committees and our Code of Conduct, and all disclosures that are required by law concerning any amendments or waivers thereto applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; and any other corporate governance materials contemplated by the NYSE listing requirements and SEC regulations. These documents are also available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at our executive offices set forth in this Annual Report on Form 10-K.
Insider Trading, Anti-Hedging and Anti-Pledging Policies
We have an insider trading policy, which governs the purchase, sale, and other dispositions of our securities by directors, officers and employees, and is designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. Our insider trading policy prohibits directors, officers and employees, and their designees, from purchasing any financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of the Company’s equity securities whether they are (1) granted to such individual by the Company as part of his or her compensation; or (2) otherwise held, directly or indirectly, by such individual. The insider trading policy also prohibits directors, officers and employees and their related parties from purchasing Company securities on margin or pledge, or otherwise granting a security interest in, securities of the Company in margin accounts. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our Common Shares to file reports of their ownership and changes in ownership of our Common Shares with the SEC. As a practical matter, we assist our directors and executive officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on our review of the reports filed during 2024 and related written representations, we determined that no director, executive officer, or beneficial owner of more than 10% of our Common Shares failed to file a report on a timely basis during 2024, except for one late Form 4 filing filed by the Company on behalf of Sharon Holt to report one transaction, one late Form 4 filing filed by the Public Sector Pension Investment Board ("PSP"), a 10% holder of the Company, filed by PSP to report one transaction, and two late Form 4 filings filed by the Company on behalf of each of Alan Baratz, John Markovich and Diane Nguyen, reporting a total of 3 transactions each.

Item 11. Executive Compensation
Summary Compensation Table
The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended December 31, 2024 and 2023 (the “NEOs”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
Alan E. Baratz President & Chief Executive Officer, Director	2024	575,000	630,000	—	517,500	—	1,722,500
	2023	575,000	153,900	—	316,250	—	1,045,150
John M. Markovich Chief Financial Officer	2024	430,000	315,000	—	283,360	—	1,028,360
	2023	400,000	102,600	—	179,200	—	681,800
Diane Nguyen General Counsel	2024	310,000	378,000	162,000	151,800	—	1,001,800
	2023	255,000	43,790	—	86,400	—	385,190
(1)    The amounts reported in this column reflect the grant date fair value of restricted share unit awards made under the 2022 Plan to the NEOs listed in this table, computed in accordance with FASB ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 11 to the accompanying audited consolidated financial statements.
(2)    The amounts reported in this column reflect the grant date fair value of stock option awards made under the 2022 Plan and 2020 Plan to the NEOs, computed in accordance with ASC 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 11 to the accompanying audited consolidated financial statements. These amounts do not reflect the actual economic value that will be realized by the NEO upon the vesting of the stock options, the exercise of the stock options, or the sale of the Common Shares underlying such stock options.
(3)    For 2024 and 2023, the amounts reported in this column reflect annual cash incentive earned by each NEO determined by the Company’s Compensation Committee.

Policies and Practices Related to the Grant of Certain Equity Awards.
We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. While we do not have a formal policy with respect to the timing of awards of stock options, stock appreciation rights, or similar option-like instruments to our NEOs, historically, including during fiscal 2024, our Compensation Committee has not granted such awards.

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award(1)
Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Alan E. Baratz	—	—	—	—	—
John M. Markovich	—	—	—	—	—
Diane Nguyen	3/27/2024	100,000	$2.10	$1.62	(2.5)%
(1)    The amounts reported in this column reflect the grant date fair value of restricted share unit awards made under the 2022 Plan to the NEOs listed in this table, computed in accordance with FASB ASC Topic 718 for stock-based compensation transactions. Assumptions used in the calculation of these amounts are included in Note 11 to the accompanying audited consolidated financial statements.

Outstanding Equity Awards at Fiscal Year End
The following table presents information regarding outstanding equity awards held by our NEOs as of December 31, 2024. All awards were granted pursuant to the 2020 Plan or the 2022 Plan. See the section titled “—Equity Compensation Plan Information – 2020 Plan and 2022 Plan” below for additional information.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(7)
Alan E. Baratz	2,920,208	—		0.91	5/5/2030	843,750	(4)	7,087,500
	213,232	—		0.8455	1/10/2034

John M. Markovich	1,251,170	250,216	(1)	0.92	8/20/2031	481,250	(5)	4,042,500
	120,826	—		0.8455	1/10/2034

Diane Nguyen	44,260	—		0.91	5/5/2030	237,171	(6)	1,992,236
	9,118	—		0.91	11/17/2030
	45,595	7,784	(2)	0.92	8/20/2031
	58,255	—		0.8455	1/10/2034
	39,583	60,417	(3)	2.10	3/27/2034
(1) The remaining portion of the option vests in equal monthly installments on the 20th of each month through August 20, 2025.
(2) The remaining portion of the option vests in equal monthly installments on the 16th of each month through July 16, 2025.
(3) The remaining portion of the option vests in equal monthly installments on the 1st of each month through May 1, 2027.
(4) Of the 843,750 unvested restricted share units, 375,000 vest on October 27, 2025 and 168,750 vest in equal quarterly installments ending on March 27, 2027. Of the remaining 300,000 restricted share units, 25% vest on March 27, 2025, with the remainder vesting in equal quarterly installments ending on March 27, 2028.
(5) Of the 481,250 unvested restricted share units, 218,750 vest on October 27, 2025 and 112,500 vest in equal quarterly installments ending on March 27, 2027. Of the remaining 150,000 restricted share units, 25% vest on March 27, 2025, with the remainder vesting in equal quarterly installments ending on March 27, 2028.
(6) Of the 237,171 unvested restricted share units, 46,656 vest on October 13, 2025 and 48,015 vest in equal quarterly installments ending on March 27, 2027. A further 62,500 restricted share units vest in equal quarterly installments ending on May 1, 2027 Of the remaining 80,000 restricted share units, 25% vest on March 27, 2025, with the remainder vesting in equal quarterly installments ending on March 27, 2028.
(7) The market value of these shares is based on the closing price of D-Wave Quantum, Inc. Common Shares on December 31, 2024 ($8.40 per share).

Employment Arrangements with Named Executive Officers
Alan E. Baratz. In January 2020, D-Wave Commercial Inc. (“D-Wave Commercial”), a wholly-owned subsidiary of D-Wave, entered into an amended and restated employment agreement with Dr. Baratz which governs the current terms of his employment as D-Wave’s President and Chief Executive Officer. Dr. Baratz is eligible to participate in our management bonus plan, with a target bonus percentage of 50% of his base salary, based on achievement of corporate objectives under our corporate bonus plan and personal objectives set by our Board of Directors. For 2021, D-Wave Systems’ bonus plan achievement was based on objectives directed at providing stockholder value, with elements including product and technology development, financial metrics and customer sales, and taking into account both individual and company-wide performance. Dr. Baratz is also eligible to participate in D-Wave's standard employee benefit plans and programs for D-Wave's US-based employees, and is entitled to reimbursement of up to $7,500 per year for reasonable tax accounting expenses. Dr. Baratz’s employment agreement also provided for a grant of options, which are no longer outstanding as a result of the D-Wave Systems 2020 recapitalization. Pursuant to his employment agreement, if Dr. Baratz’s employment is terminated by D-Wave Commercial without cause, he is entitled to receive 12 months’ base salary as a severance payment. In addition, pursuant to Dr. Baratz’s option award agreements, (i) in the event of a change in control (as defined in the 2020 Plan), the portion of the option that is scheduled to vest in the immediately succeeding 24 months shall immediately vest, and the vesting date for the remaining unvested tranches of each outstanding option shall accelerate by 24 months, and (ii) in the event of his termination by D-Wave Systems without cause within the 12 month period following a change in control, the remaining unvested portion of his outstanding options shall fully vest. The completion of the Merger constituted a change in control for purposes of the 2020 Plan. The restrictive covenants in Dr. Baratz’s employment agreement include confidentiality, invention assignment and a one-year non-solicitation of employees.
On October 27, 2022, D-Wave Commercial and Dr. Baratz entered into an amendment (the “Amendment”) to the amended and restated employment agreement discussed above, to reflect updates to Dr. Baratz’s compensation arrangements as approved by the Board of Directors upon the recommendation of the Compensation Committee of the Board of Directors. Pursuant to the Amendment, D-Wave increased Dr. Baratz’s annual base salary to $575,000 per annum, effective as of September 1, 2022, and granted Dr. Baratz’s eligibility to participate in the D-Wave 2022 Bonus Plan and any future performance-based bonus plans that apply to D-Wave’s Chief Executive Officer. Effective as of September 1, 2022, Dr. Baratz’s on-target bonus under the D-Wave 2022 Bonus Plan is 100% of Dr. Baratz’s base salary, based on achievement of the corporate objectives under the plan, and personal objectives set by the Board of Directors. Certain changes were also made to the termination provisions of the amended and restated employment agreement to provide that, upon a termination without cause, D-Wave will provide twelve months’ base salary as a lump sum payment, twelve months base salary continuance, or a combination of the two, plus a lump sum target bonus payment, which will be equal to 100% of base salary, subject to certain conditions. In addition, subsequent to the close of the Merger, on October 27, 2022, Dr. Baratz was awarded a Long-Term Retention Award of 1,500,000 restricted stock units (“RSUs”), of which 50% vested on the first anniversary of the grant date, with the remainder vesting in two, equal annual tranches over the remaining two years of the three-year vesting period. On October 27, 2022, Dr. Baratz was also awarded a Special Recognition Award of 1,000,000 RSUs, of which 50% vested on the first anniversary of the grant date and 50% vested on the second anniversary of the grant date. As part of the Company’s 2023 annual equity refresh program, Dr. Baratz was issued a grant of 300,000 RSUs, effective March 27, 2023, of which 25% of these RSUs vested on the first anniversary of the grant date on March 27, 2024, with the remaining RSUs vesting in twelve, equal quarterly installments through March 27, 2027. Pursuant to these RSU award agreements, in the event of Dr. Baratz’s termination without cause, the portion of the award that would have vested in the next 12 months will vest immediately. On October 23, 2023, Dr. Baratz acknowledged and accepted the Company’s Clawback Policy (as defined below under “Clawback Policy”). In consideration of this acknowledgement, the Company offered, and Dr. Baratz accepted, to have all stock option award agreements previously entered into between Dr. Baratz and the Company, as well as all future stock option award agreements, amended to amend the exercise period applicable after the termination of his employment with D-Wave Commercial from a 90-day period to a one-year period after the termination date. On January 10, 2024, as payment of Dr. Baratz’s bonus under the D-Wave 2022 Bonus Plan for the year ended December 31, 2023, Dr. Baratz was awarded 213,232 stock options at an exercise price of $0.846 and 170,469 RSUs. Both grants were issued as fully vested as of the date of the grants. As part of the Company’s 2024 annual equity refresh program, Dr. Baratz was issued a grant of 300,000 RSUs, effective March 27, 2024, of which 25% of these RSUs vest on the first anniversary of the grant date on March 27, 2025, with the remaining RSUs vesting in twelve, equal quarterly installments through March 27, 2028. On February 14, 2025, as payment of Dr. Baratz’s bonus under the D-Wave 2022 Bonus Plan for the year ended December 31, 2024, Dr. Baratz received $517,500.

John M. Markovich. In August 2021, D-Wave Commercial entered into an employment agreement with Mr. Markovich which governs the current terms of his employment as D-Wave’s Chief Financial Officer, as amended in September 2022 and April 1, 2024. Mr. Markovich’s annual base salary for 2024 was $400,000, and was increased to $440,000, effective April 1, 2024. Mr. Markovich is eligible to participate in any bonus plan that may be established for executive officers, with a target bonus percentage of 70% (effective September 1, 2022) of base salary, based on achievement of corporate objectives under our corporate bonus plan and personal objectives set by our Chief Executive Officer. For 2022, D-Wave’s bonus plan achievement was based on objectives directed at providing stockholder value, with elements including product and technology development, financial metrics and customer sales, and taking into account both individual and company-wide performance. Mr. Markovich’s employment agreement provides for a grant of 1,687,602 options (pursuant to the 2020 Plan), with vesting terms as described above in the Outstanding Equity Awards Table. In addition, subsequent to the close of the Merger, on October 27, 2022, Mr. Markovich was awarded an equity award of 875,000 RSUs, of which 50% vested on the first anniversary of the grant date, with the remainder vesting in two, equal annual tranches over the remaining two years of the three-year vesting period. As part of the Company’s annual equity refresh program, Mr. Markovich was issued a grant of 200,000 RSUs effective March 27, 2023, of which 25% of these RSUs vested on the first anniversary of the grant date on March 27, 2024, and the remaining RSUs vesting in twelve, equal quarterly installments through March 27, 2027. Mr. Markovich is eligible to participate in D-Wave’s standard employee benefit plans and programs for D-Wave’s U.S.-based employees. Pursuant to his employment agreement, if Mr. Markovich’s employment is terminated by D-Wave without cause (as defined in his employment agreement), he is entitled to receive 12 months’ base salary as a severance payment. In addition, pursuant to Mr. Markovich’s equity award agreements, in the event of his termination by D-Wave without cause within the 12-month period following a change in control, the portion of his outstanding equity that would have vested in the next 24 months shall fully vest. On October 23, 2023, Mr. Markovich acknowledged and accepted the Company’s Clawback Policy. In consideration of this acknowledgement, the Company offered, and Mr. Markovich accepted, to have all stock option award agreements previously entered into between Mr. Markovich and the Company, as well as all future stock option award agreements, amended to amend the exercise period applicable after the termination of his employment with D-Wave Commercial from a 90-day period to a one-year period after the termination date. On January 10, 2024, as payment of Mr. Markovich’s bonus under the D-Wave 2022 Bonus Plan for the year ended December 31, 2023, Mr. Markovich was awarded 120,826 stock options and 96,661 RSUs. Both grants were issued as fully vested as of the date of the grants. The restrictive covenants in Mr. Markovich’s employment agreement include confidentiality, invention assignment and a one-year non-solicitation of employees. As part of the Company’s 2024 annual equity refresh program, Mr. Markovich was issued a grant of 150,000 RSUs, effective March 27, 2024, of which 25% of these RSUs vest on the first anniversary of the grant date on March 27, 2025, with the remaining RSUs vesting in twelve, equal quarterly installments through March 27, 2028. On February 14, 2025, as payment of Mr. Markovich’s bonus under the D-Wave 2022 Bonus Plan for the year ended December 31, 2024, Mr. Markovich received $283,360. As part of the Company’s 2025 annual equity refresh program, Mr. Markovich was issued a grant of 430,360 RSUs, effective March 6, 2025, vesting in sixteen, equal quarterly installments through March 6, 2029.

Diane Nguyen. In June 2018, D-Wave Systems entered into an employment agreement with Ms. Nguyen which was subsequently terminated in March 2022 when Ms. Nguyen was transferred to D-Wave Systems' affiliate, D-Wave Commercial, with which she entered into a subsequent employment agreement. This employment agreement was subsequently amended on September 20, 2022 and on July 10, 2023 in connection with her promotion to General Counsel. On April 17, 2024, Ms. Nguyen entered into an additional amendment to her employment agreement. Ms. Nguyen’s annual base salary for 2024 was $270,000 and was increased to $330,000 effective April 1, 2024. Ms. Nguyen was eligible to participate in any bonus plan established for executive officers, with a target bonus percentage of 30% of base salary, based on the achievement of corporate objectives under our corporate bonus plan and personal objectives set by our Chief Executive Officer, until April 30, 2023. On May 1, 2023, Ms. Nguyen became eligible to participate in the new D-Wave Annual Incentive Plan (the “AIP”) and any performance-based incentive plan in a future year that applies to permanent full-time employees of the Company who are at the level of SVP. Ms. Nguyen’s on-target bonus under the AIP is 50% of her base salary pro-rated, based on achievement of the corporate objectives under the AIP and personal objectives as set by the CEO in relation to the AIP. For 2023, D-Wave's bonus achievement was based on individual and company-wide performance. Ms. Nguyen’s employment agreement provided for a grant of options, which are no longer outstanding as a result of the D-Wave Systems 2020 recapitalization. In addition, subsequent to the close of the Merger, on October 13, 2022, Ms. Nguyen was awarded an equity award of 186,624 RSUs, of which 50% vested on the first anniversary of the grant date, with the remainder vesting in two, equal annual tranches over the remaining two years of the three-year vesting period. As part of the Company’s annual equity refresh program, Ms. Nguyen was issued a grant of 85,360 RSUs effective March 27, 2023, of which 25% of these RSUs vest on the first anniversary of the grant date on March 27, 2024, and the remaining RSUs vesting in twelve, equal quarterly installments through March 27, 2027. Ms. Nguyen is eligible to participate in D-Wave’s standard employee benefit plans and programs for D-Wave’s US-based employees. Pursuant to her employment agreement, if Ms. Nguyen’s employment is terminated by D-Wave without cause (as defined in her employment agreement), she is entitled to receive 6 months’ base salary as a severance payment. In addition, pursuant to Ms. Nguyen’s equity award agreements, in the event of her termination by D-Wave without cause within the 12-month period following a change in control, the portion of her outstanding equity that would have vested in the next 12 months shall fully vest. On October 23, 2023, Ms. Nguyen acknowledged and accepted the Company’s Clawback Policy. In consideration of this acknowledgement, the Company offered, and Ms. Nguyen accepted, to have all stock option award agreements previously entered into between Ms. Nguyen and the Company, as well as all future stock option award agreements, amended to amend the exercise period applicable after the termination of her employment with D-Wave Commercial from a 90-day period to a one-year period after the termination date. On January 10, 2024, as payment of Ms. Nguyen’s bonus under the D-Wave 2022 Bonus Plan for the year ended December 31, 2023, Ms. Nguyen was awarded 58,255 stock options at an exercise price of $0.846 and 46,604 RSUs. Both grants were issued as fully vested as of the date of the grants. The restrictive covenants in Ms. Nguyen's employment agreement include confidentiality, invention assignment and a one-year non-solicitation of employees. As part of the Company’s 2024 annual equity refresh program, Ms. Nguyen was issued a grant of 80,000 RSUs, effective March 27, 2024, of which 25% vest of these RSUs on the first anniversary of the grant date on March 27, 2025, with the remaining RSUs vesting in twelve, equal quarterly installments through March 27, 2028. Also on March 27, 2024, Ms. Nguyen was issued a special award consisting of 100,000 RSUs and 100,000 options. The RSU award vested 25% on May 1, 2024, with the remaining RSUs vesting in twelve equal quarterly installments through May 1, 2027. The option award vested 25% on May 1, 2024, with the remaining options vesting in thirty-six equal monthly installments through May 1, 2027. On February 14, 2025, as payment of Ms. Nguyen’s bonus under the D-Wave 2022 Bonus Plan for the year ended December 31, 2024, Mr. Nguyen received $151,800. As part of the Company’s 2025 annual equity refresh program, Ms. Nguyen was issued a grant of 101,721 RSUs, effective March 6, 2025, vesting in sixteen, equal quarterly installments through March 6, 2029.
Health and Welfare and Retirement Benefits; Perquisites
Each of the executive officers is eligible to participate in D-Wave’s employee benefit plans offered in their respective country of employment, including medical, dental, vision, disability and life insurance plans, in each case on the same basis as all of D-Wave’s other full-time employees. D-Wave generally does not provide perquisites or personal benefits to its NEOs, except in limited circumstances, and except for annual tax preparation assistance provided to Dr. Baratz (described above), it did not provide any perquisites or personal benefits to its NEOs in 2024.

Eligible US-based employees, including D-Wave’s U.S.-based executive officers, are eligible to participate in a defined contribution retirement plan that provides such employees with an opportunity to save for retirement on a tax advantaged basis. Eligible US-based employees may defer eligible compensation on a pre-tax or after-tax (Roth) basis, up to the statutorily prescribed annual limits on contributions under the Internal Revenue Code (the “Code”). Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. D-Wave currently does not make any matching contributions into the 401(k) plan on behalf of participants. Participants are always vested in their contributions to the plan. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be tax exempt under Section501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan (except for Roth contributions) and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan. D-Wave currently does not offer a retirement savings plan structure to any of its Canada-based employees.
Non-Employee Director Compensation
The annual director compensation is determined by the Board of Directors of the Company at its first meeting following each annual meeting of stockholders and covers the period starting from such annual meeting and ending at the next annual meeting. Unless a director is restricted from receiving any director compensation, our director compensation policy provides that each of our non-employee directors receives an annual cash retainer of $35,000, with our Chair of the Board of Directors, and the chairs of our Audit Committee, Compensation Committee and Cybersecurity Committee each also receiving an additional annual cash retainer of $30,000, $20,000, $15,000 and $15,000 respectively. In addition, each member of the Audit Committee, Compensation Committee, Nominating & Governance Committee and Cybersecurity Committee, other than the chair of each such committee, receives an additional annual cash retainer of $8,000. We do not pay any meeting attendance fees. The annual cash retainer is paid to each eligible director in four equal quarterly installments. Each of our eligible non-employee directors also receives an annual equity-based grant of RSUs valued at $140,000 (computed based on a trailing average share price), which generally vests annually. The value of grants to new directors are prorated according to the number of days served during their initial annual term. New eligible non-employee directors also receive an initial grant of 7,500 RSUs, which will vest on May 31, 2025. During 2024, D-Wave granted equity to its eligible non-employee directors as described below, such grants vesting on May 31 2025. Vesting is subject to continued service on the Board of Directors through the relevant vesting date. Commencing with compensation earned in respect of service following our Annual Meeting, our eligible non-employee directors will be permitted to elect to receive RSUs in lieu of cash compensation.
The following table sets forth information concerning the compensation of D-Wave’s non-employee directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Kirstjen Nielsen (2)	43,420	187,676	—	231,096
Steven M. West	54,750	127,951	—	182,701
Roger Biscay	41,250	127,951	—	169,201
John D. DiLullo	—	90,516	—	90,516
Rohit Ghai	—	90,516	—	90,516
Sharon Holt	—	178,961	—	178,961
Ziv Ehrenfeld(3)	—	—	—	—
Phillip Adam Smalley III(3)	—	—	—	—
Emil Michael(3)	39,000	127,951	—	166,951
Amy Cappellanti-Wolf(3)	37,500	127,951	—	165,451
(1)RSUs awarded and vest 100% on May 31, 2025. Grant date fair value calculated in accordance with FASB ASC 718.
(2)Stock awards include $59,725 arising from a prorated award pertaining to the previous annual term.
(3)Resigned prior to December 31, 2024, thereby forfeiting unvested stock awards.

The table below shows for each non-employee director who was serving, and held outstanding equity awards, as of December 31, 2024, the aggregate number of equity awards held by each such non-employee director as of such date.

Name	Shares Underlying Options Outstanding at Fiscal Year End (#)	Stock Awards Outstanding at Fiscal Year End (#) (1)
Kirstjen Nielsen	—	106,626
Steven M. West	311,973	106,626
Roger Biscay	—	106,626
John D. DiLullo	—	87,035
Rohit Ghai	—	87,035
Sharon Holt	—	61,079
Ziv Ehrenfeld(2)	—	—
Philip Adam Smalley III(2)	—	—
Amy Cappellanti-Wolf (2)	—	—
Emil Michael(2)	—	—
(1)RSUs awarded and vest 100% on May 31, 2025.
(2)Resigned prior to December 31, 2024, thereby forfeiting unvested stock awards.
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
The 2023 Restatement does not have any impact on management's or other employees' compensation, as incentive compensation plans were based on the attainment of certain operating metrics and operational goals unaffected by the adjustments.Accordingly, the Company concluded that recovery of erroneously awarded compensation was not required pursuant to the Clawback Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Security Ownership Table
The following sets forth the beneficial ownership of the Company’s Common Shares as of March 12, 2025 by:
•each person who is known to be the beneficial owner of more than 5% of the outstanding Common Shares;
•each of the Company’s current named executive officers, directors and director nominees; and
•all current executive officers and directors of the Company as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of March 12, 2025.
The beneficial ownership of the Company is based on 291,348,324 Common Shares issued and outstanding as of March 12, 2025. In computing the number of Common Shares beneficially owned by a person and the percentage ownership of such person, all Common Shares issuable pursuant to (i) Warrants, (ii) D-Wave Options and (iii) D-Wave Warrants, in each case that are currently exercisable or exercisable within 60 days of March 12, 2025, are included. However, such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Other than Warrants, D-Wave Options and D-Wave Warrants exercisable within 60 days of March 12, 2025 by a particular holder, which are reflected as described above, the beneficial ownership information below assumes no exercises of such securities.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all Common Shares beneficially owned by them. To our knowledge, no Common Shares beneficially owned by any executive officer or director have been pledged as security.
The beneficial ownership information below excludes Common Shares reserved for issuance under the 2022 Plan or the ESPP, any Common Shares that may be sold under the Purchase Agreement subsequent to March 12, 2025, assumes that all Exchangeable Shares in the capital of D-Wave Quantum Technologies have been exchanged for Common Shares and assumes no exercise of the underwriters’ option to purchase additional Common Shares.

Beneficial Owner	Number of Shares Beneficially Owned	Beneficial Ownership Percentage
Directors and Executive Officers of D-Wave Quantum(1)
Alan Baratz(2)	5,122,604	1.8%
John M. Markovich(2)	2,130,410	*
Diane Nguyen(2)	457,711	*
Steven M. West(3)	441,329	*
Roger Biscay	112,196	*
Kirstjen Nielsen	70,431	*
Rohit Ghai	—	*
John DiLullo	—	*
Sharon Holt	—	*
All Directors and Executive Officers of D-Wave Quantum as a Group (10 individuals)(2)	8,334,681	2.9%
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
(2)    Includes Common Shares underlying D-Wave Options.
(3)    Includes Common Shares held by Emerging Company Partners LLC, an entity controlled by Steven M. West and Common Shares underlying D-Wave Options.

Equity Compensation Plan Information
Equity-based compensation has been and will continue to be an important foundation in executive compensation packages as D-Wave believes it is important to maintain a strong link between executive incentives and the creation of stockholder value. D-Wave believes that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives. Following the Merger, the 2022 Plan, which is described below, became an important element of our compensation arrangements for our executives and directors. Our executives (including our NEOs) are also eligible to participate in the ESPP described below. Prior to the Merger, D-Wave Systems granted equity-based compensation pursuant to its 2020 Plan, described below.
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
The following table gives information as of December 31, 2024, with respect to the company’s compensation plans, under which equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	19,953,376	(1)	1.67	17,853,094	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	19,953,376		$1.67	17,853,094
(1) Consists of 8,968,638 RSUs granted under the 2022 Plan and 10,984,738 stock options granted under the 2022 Plan and 2020 Plan.
(2) Includes 7,388,177 available for issuance under the 2022 Plan and 10,464,917 available for issuance under the ESPP.

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
Under the policy, prior to entering into any related person transaction, (i) the related person, (ii) the director, executive officer, nominee or beneficial owner who is an immediate family member of the related person or (iii) the business unit or function/department head responsible for the potential related person transaction shall provide notice to the Company’s legal department of the facts and circumstances of the proposed related person transaction. The legal department will assess whether the proposed transaction is a related person transaction for purposes of the policy. If the legal department determines that the proposed transaction is a related person transaction for purposes of the policy, the proposed related person transaction shall be submitted to the Audit Committee for consideration at the next Audit Committee meeting. Any potential related person transaction involving the Company’s General Counsel (or, in the absence of a General Counsel, the senior most member of the legal department) shall be submitted directly to the Audit Committee for its review. In considering related person transactions, the Audit Committee, or where submitted to the Chair of the Audit Committee, the Chair, will take into account the relevant available facts and circumstances, which may include, but are not limited to:
•the benefits to the Company;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer;
•the availability of other sources for comparable products or services;
•the terms of the transaction; and
•the terms available to unrelated third parties or to employees generally.
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
Below is a description of transactions since January 1, 2023 to which the Company was a party, in which:
•the amounts involved exceeded or will exceed $120,000; and

•any of the Company’s current directors, executive officers or holders of more than 5% of the Company’s capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
Promissory Notes
On February 28, 2022, an affiliate of DPCM entered into an unsecured promissory note of up to $1.0 million with the Sponsor (the "Affiliate Note"). The purpose of the Affiliate Note was to provide DPCM with additional working capital. All amounts drawn on the Affiliate Note were provided directly to DPCM. The Affiliate Note was not convertible and bore no interest. The principal balance of the Affiliate Note was originally due and payable upon the earlier of the date on which DPCM consummates its initial business combination, or the date that the winding up of DPCM is effective.
In connection with the Merger, the Affiliate Note was assumed by the Company. Pursuant to the Affiliate Note’s most recent amendment, effective as of February 24, 2023, the principal balance was payable in four equal installments on April 30, 2023, June 30, 2023, August 31, 2023, and October 31, 2023. As of December 31, 2023, the Affiliate Note had been repaid in full.
On April 13, 2022, DPCM entered into an unsecured promissory note of up to $1.0 million with the Sponsor (the "DPCM Note"). The purpose of the DPCM Note was to provide DPCM with additional working capital. All amounts drawn on the DPCM Note were provided directly to DPCM. In connection with the Merger, the DPCM Note was assumed by the Company. The DPCM Note was not convertible and bore no interest. Pursuant to the DPCM Note’s most recent amendment, effective as of February 22, 2023, the principal balance was payable in four equal installments of $55,000 each on April 30, 2023, June 30, 2023, August 31, 2023, and October 31, 2023. As of December 31, 2023, the DPCM Note had been repaid in full.
The execution of the amended and restated Affiliate Note and the amended and restated DPCM Note were related party transactions as these notes were payable to affiliates of the Company.
Loan and Security Agreement
On April 13, 2023 (the “Loan Closing Date”), the Company, as borrower, and certain Company’s subsidiaries as Guarantors (as defined in the Loan Agreement) (collectively, the “Loan Parties”), entered into a $50 million Loan and Security Agreement with PSPIB, as lender and collateral agent (the "Term Loan"). The first two tranches of the Term Loan, each amounting to $15.0 million in principal, were advanced to D-Wave on April 14, 2023 and July 13, 2023, respectively. The third tranche, amounting to $20.0 million in principal, had not yet been advanced and remained subject to certain terms and conditions.
The Term Loan was secured by a first-priority security interest in substantially all of the Loan Parties’ assets, contains certain operational and financial covenants, and was set to mature on March 31, 2027.
Each advance under the Term Loan was subject to a 2.0% drawdown fee and bore interest on a monthly basis, at the discretion of the Company, at either (i) 10% payable in cash, or (ii) 11% payable in kind.
Upon the repayment or prepayment of all or a portion of the Term Loan, there was a premium payment due that was equal to 3% of the amount of the Term Loan repaid/prepaid prior to the first anniversary of the Loan Closing Date, 2% of the amount of the Term Loan repaid/prepaid after the first anniversary of the Loan Closing Date and on or prior to the second anniversary of the Loan Closing Date, 1% of the amount of the Term Loan repaid/prepaid after the second anniversary of the Loan Closing Date but on or prior to the third anniversary of the Loan Closing Date, with no premium payment due after the third anniversary of the Loan Closing Date.
As of October 22, 2024, the Company had repaid the entire the Term Loan, including $30.0 million in principal, $4.5 million in interest and $0.7 million in prepayment fees.
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
Director Independence
Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our Board of Directors has determined that Sharon Holt, John DiLullo, Rohit Ghai, Steven M. West, Kirstjen Nielsen and Roger Biscay do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the individuals is “independent” as defined under the NYSE listing standards. John DiLullo was identified as director candidate by a third party search firm. In making the determination of independence for Mr. DiLullo, the Board considered Mr. DiLullo's acquaintance with our CEO, Alan Baratz, who he has known for over 15 years and with whom he has socialized with outside a professional setting on a few occasions. The Board evaluated this relationship and concluded that it does not impair Mr. DiLullo’s ability to act independently. In making the determinations for the other independent directors, our Board of Directors considered the current and prior relationships that each individual has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of securities of the Company by each non-employee director and the transactions described in the section titled “Certain Relationships and Related Person Transactions.” There are no family relationships among any of our directors, director nominees or executive officers.

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
The following table summarizes the fees of Grant Thornton LLP ("Grant Thornton"), our current independent registered public accounting firm, for 2024 and 2023 and PricewaterhouseCoopers LLP (Canada) ("PwC"), our prior independent registered public accounting firm, for 2023 billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2024 (USD)	2023 (USD)	2023 (USD)
	Grant Thornton	Grant Thornton	PwC
Audit Fees	$714,000	$475,000	$536,000
Audit Related Fees	—	—	8,000
Tax Fees	—	—	255,000
All Other Fees	—	—	—
Total Fees	$714,000	$475,000	$799,000
Audit Fees
Audit fees for the fiscal year ended December 31, 2024 and 2023 include fees invoiced for professional services rendered for the audit of our annual consolidated financial statements; for reviews of our financial statements included in our SEC filings and Quarterly Reports on Form 10-Q; and fees related to consents, comfort letters and assistance with the review of our SEC filings.

Audit Related Fees
Audit related fees for the fiscal year ended December 31, 2023 include fees for professional services provided in connection with our Merger, including consents and review of documents filed with the SEC and with our registration statements.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedules

(1)    Financial Statements. Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)    Financial Statement Schedules. No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)    Exhibits. See Item 15(b) below.

(b)    Exhibits

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated February 7, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	2.1	March 15, 2022
2.2	Amendment to Transaction Agreement, dated June 16, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	2.2	June 23, 2022
3.1	Amended and Restated Certificate of Incorporation of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.4	March 15, 2022
3.2	Amended and Restated Bylaws of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.5	March 15, 2022
3.3	Certificate of Designations of Special Voting Preferred Stock of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	3.6	May 27, 2022
4.1	Specimen Common Stock Certificate of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	4.1	May 27, 2022
4.2	Description of Securities of D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K	4.2	April 18, 2023
4.3	Warrant Agreement, dated October 20, 2020, between Continental Stock Transfer & Trust Company and DPCM Capital, Inc.	DPCM Capital, Inc.	8-K	4.1	October 2, 2020
4.4	Assignment, Assumption and Amendment Agreement, dated August 5, 2022, among DPCM Capital, Inc., D-Wave Quantum Inc., Continental Stock Transfer & Trust Company, Computer share Inc., and Computer share Trust Company, N.A.	D-Wave Quantum Inc.	8-K	4.3	August 10, 2022
4.5	Exchangeable Share Provisions.	D-Wave Quantum Inc.	S-4/A	4.7	May 27, 2022
10.1	Plan of Arrangement.	DPCM Capital, Inc.	8-K	10.1	February 11, 2022
10.2	Registration Rights and Lock-Up Agreement.	D-Wave Quantum Inc.	8-K	10.2	August 10, 2022
10.3	Form of PIPE Subscription Agreement.	DPCM Capital, Inc.	8-k	10.5	February 11, 2022
10.4	Exchangeable Share Support Agreement.	D-Wave Quantum Inc.	8-K	10.4	August 10, 2022
10.5	Voting and Exchange Trust Agreement.	D-Wave Quantum Inc.	8-K	10.5	August 10, 2022
10.6	Amended and Restated Sponsor Support Agreement.	D-Wave Quantum Inc.	S-4/A	10.10	June 23, 2022
10.7†	Agreement, dated as of September 22, 2005, between Her Majesty the Queen in Right of Canada as represented by the Minister of Industry and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.16	March 15, 2022
10.8	Contribution Agreement, dated as of July 10, 2018, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.17	March 15, 2022
10.9†	Amendment No. 1 to Contribution Agreement, dated as of May 25, 2020, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	10.18	May 27, 2022
10.10†	Agreement, dated as of November 20, 2020, among D-Wave Systems Inc., DWSI Holdings Inc., each as recipients, and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.19	May 27, 2022
10.11	Amendment Agreement No. 1 to Agreement, dated as of August 24, 2021, between D-Wave Systems Inc., (resulting from the amalgamation of D-Wave Systems Inc. with its parent company DWSI Holdings Inc.) and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4	10.20	March 15, 2022
10.12	Triple Net Lease, dated as of January 15, 2013, between Embarcadero Joint Venture and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.21	March 15, 2022
10.13	First Amendment to Lease, dated as of January 29, 2018, between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	S-4	10.22	March 15, 2022
10.14	Second Amendment to the Lease, dated as of September 9, 2022, between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	8-K	10.1	December 28, 2022
10.15	Lease Agreement, dated as of July 25, 2012, among 0727219 Ltd., PCI Beta Holdings Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.23	March 15, 2022
10.16	Amendment of Lease, dated as of October 11, 2012, among 0727219 Ltd., PCI Canada Way Limited Partnership and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.24	March 15, 2022
10.17	Lease Extension and Modification Agreement, dated as of November 8, 2021, between Redstone Enterprises Ltd. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.25	March 15, 2022
10.18†	Lease Agreement, dated as of December 15, 2017, between 0937847 B.C. Ltd. and Omni Circuit Boards Ltd.	D-Wave Quantum Inc.	S-4	10.26	March 15, 2022
10.19†	Lease Renewal Agreement, dated as of October 14, 2022, to the Lease Agreement, dated as of December 15, 2017, between 0937847 B.C. Ltd. and Omni Circuit Boards Ltd.	D-Wave Quantum Inc.	8-K	10.1	December 21, 2022
10.20†	Agreement for Pilot Line Operation, dated as of July 31, 2006, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.27	March 15, 2022
10.21†	Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.28	March 15, 2022
10.22#†	Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz.	D-Wave Quantum Inc.	S-4	10.29	March 15, 2022
10.23#†	Form of DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement-Option between Alan Baratz and DWSI Holdings Inc.	D-Wave Quantum Inc.	S-4	10.30	March 15, 2022
10.24#†	Full-time Employment Agreement dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich.	D-Wave Quantum Inc.	S-4	10.31	March 15, 2022
10.25#†	Form of D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement-Option between John Markovich and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.32	March 15, 2022
10.26#	DWSI Holdings Inc. 2020 Equity Incentive Plan.	D-Wave Quantum Inc.	S-4	10.35	March 15, 2022
10.27	Form of Indemnification Agreement of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	10.36	May 27, 2022
10.28#	2022 Equity Incentive Plan.	D-Wave Quantum Inc.	8-K	10.29	August 10, 2022
10.29#	2022 Employee Stock Purchase Plan.	D-Wave Quantum Inc.	8-K	10.30	August 10, 2022
10.30	Venture Loan and Security Agreement, dated as of March 3, 2022, between D-Wave, D-Wave US Inc., D-Wave Government Inc., D-Wave Commercial Inc., D-Wave International Inc., D-Wave Quantum Solutions Inc. and Omni Circuit Boards Ltd., as Borrower, and PSPIB Unitas Investments II Inc., as Lender.	D-Wave Quantum Inc.	S-4/A	10.39	March 15, 2022
10.31	DWSI Holdings Inc. Warrant Certificate for Purchase of Preferred Shares dated as of November 24, 2020 held by Amazon.com NV Investment Holdings LLC.	D-Wave Quantum Inc.	S-4/A	10.40	March 15, 2022
10.32	Form of Performance Guarantee of D-Wave Quantum Inc. to Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.41	May 27, 2022
10.33	Purchase Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.43	June 23, 2022
10.34	Registration Rights Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.44	June 23, 2022
10.35	Amended and Restated Side Letter Agreement, dated as of September 26, 2022, among D-Wave Quantum Inc. and Public Sector Pension Investment Board.	D-Wave Quantum Inc.	8-K	10.1	September 27, 2022
10.36#†	Amendment No. 1 to the Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz, dated October 27, 2022.	D-Wave Quantum Inc.	8-K	10.2	November 2, 2022
10.37*#†	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement (Executive Officer)	D-Wave Quantum Inc.	8-K	10.3	November 2, 2022
10.38#	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Option Award Agreement.	D-Wave Quantum Inc.	S-1	10.38	February 13, 2023
10.39#†	Full-time Employment Agreement dated as of February 20, 2015, between D-Wave Systems Inc. and Victoria Brydon, as amended.	D-Wave Quantum Inc.	S-1	10.39	February 13, 2023
10.40#†	Form of DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement-Option between Victoria Brydon and DWSI Holdings Inc.	D-Wave Quantum Inc.	S-1	10.4	February 13, 2023
10.41†	Thirteenth Amendment, dated March 1, 2023, between D-Wave Systems Inc. and SkyWater Technology Foundry, Inc. to the Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended and assigned to SkyWater Technology Foundry, Inc.	D-Wave Quantum Inc.	8-K	10.1	March 3, 2023
10.42#†	Amendment No. 1 to the Full-Time Employment Agreement, dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich, dated September 20, 2022	D-Wave Quantum Inc.	10-K	10.42	April 18, 2023
10.43#	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement (CEO)	D-Wave Quantum Inc.	10-K	10.43	April 18, 2023
10.44#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - John Markovich	D-Wave Quantum Inc.	10-K	10.44	April 18, 2023
10.45#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - Alan Baratz 2022(1)	D-Wave Quantum Inc.	10-K	10.45	April 18, 2023
10.46#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - Alan Baratz 2022(2)	D-Wave Quantum Inc.	10-K	10.46	April 18, 2023
10.47#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - Victoria Brydon 2022(2)	D-Wave Quantum Inc.	10-K	10.47	April 18, 2023
10.48†	Loan and Security Agreement, dated as of April 13, 2023, by and among PSPIB Unitas Investments II, Inc., D-Wave Quantum Inc., and its subsidiaries.	D-Wave Quantum Inc.	8-K	10.1	April 19, 2023
10.49	Amendment No. 2 to Agreement, dated as of April 19, 2023, between D-Wave Quantum Inc., D-Wave Systems Inc., and His Majesty the King in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	8-K	10.1	April 24, 2023
10.50	Consent and Waiver Agreement, dated as of May 26, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc. and its subsidiaries.	D-Wave Quantum Inc.	8-K	10.1	June 2, 2023
10.51	First Amendment to Loan and Security Agreement, dated as of June 16, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-Q	10.4	August 10, 2023
10.52	Limited Waiver and Second Amendment to Loan and Security Agreement, dated as of July 13, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 20, 2023
10.53	Third Amendment to Loan and Security Agreement, dated as of July 20, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 21, 2023
10.54	Limited Waiver to Loan and Security Agreement, dated as of July 28, 2023, by and between D-Wave Quantum Inc. and PSPIB Unitas Investments II Inc.	D-Wave Quantum Inc.	10-Q	10.7	August 10, 2023
10.55†	DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement - Option, between Diane Nguyen and DWSI Holdings Inc., dated May 8, 2020.	D-Wave Quantum Inc.	10-Q	10.9	August 10, 2023
10.56†	D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement - Option, between Diane Nguyen and D-Wave Systems Inc., dated March 29, 2021.	D-Wave Quantum Inc.	10-Q	10.10	August 10, 2023
10.57†	D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement - Option, between Diane Nguyen and D-Wave Systems Inc., dated September 30, 2021.	D-Wave Quantum Inc.	10-Q	10.11	August 10, 2023
10.58†	Full-Time Employment Agreement, between Diane Nguyen and D-Wave Commercial Inc., dated March 4, 2022, as amended.	D-Wave Quantum Inc.	10-Q	10.12	August 10, 2023
10.59†	Promotion Letter between Diane Nguyen and D-Wave Commercial Inc., dated July 10, 2023.	D-Wave Quantum Inc.	10-Q	10.13	August 10, 2023
10.60†	Amendment to Full-Time Employment Agreement, between Victoria Brydon and D-Wave Systems Inc., dated July 10, 2023	D-Wave Quantum Inc.	10-Q	10.14	August 10, 2023
10.61	Fourth Amendment to Loan and Security Agreement, dated as of October 6, 2023, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	October 11, 2023
10.62†	Limited Waiver to Loan and Security Agreement dated as of November 7, 2023, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K	10.63	March 29, 2024
10.63†	Amendment No. 3 to Agreement, dated as of November 20, 2023, between D-Wave Quantum Inc., D-Wave Systems Inc., and His Majesty the King in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	10-K	10.64	March 29, 2024
10.64†	Fourteenth Amendment, dated December 26, 2023, between D-Wave Systems Inc. and SkyWater Technology Foundry, Inc. to the Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended and assigned to SkyWater Technology Foundry, Inc.	D-Wave Quantum Inc.	10-K	10.65	March 29, 2024
10.65†	Fifth Amendment to Loan and Security Agreement, dated as of February 7, 2024, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K	10.66	March 29, 2024
10.66†	Third Amendment to the Lease, dated as of February 14, 2024, between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	10-K	10.67	March 29, 2024
10.67	Sixth Amendment to Loan and Security Agreement, dated as of April 16, 2024, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	April 19, 2024
10.68	Amendment to the Full-Time Employment Agreement, dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich, dated April 19, 2024.	D-Wave Quantum Inc.	8-K	10.2	April 19, 2024
10.69	Amendment to the Full-Time Employment Agreement, dated as of August 20, 2021, between D-Wave Commercial Inc. and Diane Nguyen, dated April 17, 2024.	D-Wave Quantum Inc.	8-K	10.3	April 19, 2024
10.70	Limited Waiver Agreement, dated as of August 7, 2024, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-Q	10.2	August 7, 2024
10.71†	Lease Renewal Agreement, dated as of July 23, 2024, by and between Omni Circuit Boards Ltd. and 0937847 B.C. Ltd.	D-Wave Quantum Inc.	10-Q	10.1	November 14, 2024
19.1*	Amended & Restated Securities Trading Policy
21.1	List of subsidiaries of D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K		April 18, 2023
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm of D-Wave Systems Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	D-Wave Quantum Inc.'s Clawback Policy	D-Wave Quantum Inc.	10-K	97	March 29, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

D-Wave Quantum Inc.

March 14, 2025	By:	/s/ Alan Baratz
Alan Baratz
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Alan Baratz	Chief Executive Officer and President	March 14, 2025
Alan Baratz	(Principal Executive Officer) and Director

/s/ John M. Markovich	Chief Financial Officer	March 14, 2025
John M. Markovich	(Principal Financial and Accounting Officer)

/s/ Steven M. West	Chairman of the Board,	March 14, 2025
Steven M. West	Director

/s/ Roger Biscay
Roger Biscay	Director	March 14, 2025

/s/ Kirstjen Nielsen
Kirstjen Nielsen	Director	March 14, 2025

/s/ Rohit Ghai
Rohit Ghai	Director	March 14, 2025

/s/ John DiLullo
John DiLullo	Director	March 14, 2025

/s/ Sharon Holt
Sharon Holt	Director	March 14, 2025

Part I - Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
D-Wave Quantum Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of D-Wave Quantum Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Bellevue, Washington
March 14, 2025

D-Wave Quantum Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$177,980	$41,307
Trade accounts receivable, net of allowance for doubtful accounts of $176 and zero	1,420	1,652
Inventories	1,686	2,078
Prepaid expenses and other current assets	3,954	2,009
Total current assets	185,040	47,046
Property and equipment, net	4,133	2,551
Operating lease right-of-use assets	7,261	8,223
Intangible assets, net	490	179
Other non-current assets, net	2,929	1,357
Total assets	$199,853	$59,356

Liabilities and stockholders' deficit
Current liabilities:
Trade accounts payable	$815	$1,465
Accrued expenses and other current liabilities	8,784	5,343
Current portion of operating lease liabilities	1,512	1,374
Loans payable, net, current	348	399
Deferred revenue, current	18,686	2,669
Total current liabilities	30,145	11,250
Warrant liabilities	69,875	1,630
Operating lease liabilities, net of current portion	6,389	7,028
Loans payable, net, non-current (including $— and $31,400 as of December 31, 2024 and December 31, 2023, respectively, at fair value)	30,128	63,850
Deferred revenue, non-current	670	79
Total liabilities	$137,207	$83,837

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both December 31, 2024 and December 31, 2023; 266,595,867 shares and 161,113,744 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	27	16
Additional paid-in capital	700,069	469,081
Accumulated deficit	(626,940)	(483,061)
Accumulated other comprehensive loss	(10,510)	(10,517)
Total stockholders' equity (deficit)	62,646	(24,481)
Total liabilities and stockholders’ equity (deficit)	$199,853	$59,356

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Revenue	$8,827	$8,758
Cost of revenue	3,264	4,136
Total gross profit	5,563	4,622
Operating expenses:
Research and development	35,300	37,878
General and administrative	32,422	37,014
Sales and marketing	15,064	10,276
Total operating expenses	82,786	85,168
Loss from operations	(77,223)	(80,546)
Other income (expense), net:
Interest expense	(3,897)	(37)
Change in fair value of Term Loan	(645)	640
Term Loan debt issuance costs	—	(2,118)
Gain on investment in marketable securities	1,495	—
Change in fair value of warrant liabilities	(68,245)	262
Other income (expense), net	4,636	(916)
Total other income (expense), net	(66,656)	(2,169)
Net loss	$(143,879)	$(82,715)
Net loss per share, basic and diluted	$(0.75)	$(0.60)
Weighted-average shares used in computing net loss per share, basic and diluted	192,129,049	137,993,736

Comprehensive loss:
Net loss	$(143,879)	$(82,715)
Foreign currency translation adjustment	7	(115)
Net comprehensive loss	$(143,872)	$(82,830)

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2022	113,335,530	$11	$381,274	$(400,346)	$(10,402)	$(29,463)
Exercise of stock options	5,162,988	1	1,897	—	—	1,898
Issuance of common stock in connection with the Purchase Agreement	42,147,838	4	63,672	—	—	63,676
Issuance of common stock in connection with the Employee Stock Purchase Plan	467,388	—	491			491
Stock-based compensation	—	—	21,919	—	—	21,919
Tax withholding related to vesting of restricted stock units	—	—	(416)	—	—	(416)
Short-swing profit settlement	—	—	244	—	—	244
Foreign currency translation adjustment, net of tax	—	—	—	—	(115)	(115)
Net loss	—	—	—	(82,715)	—	(82,715)
Balances at December 31, 2023	161,113,744	$16	$469,081	$(483,061)	$(10,517)	$(24,481)
Issuance of common stock in connection with the Purchase Agreement	34,860,416	3	44,282	—	—	44,285
Issuance of common stock in connection with the ATM Agreements, net of issuance costs of $278	65,388,915	7	169,899	—	—	169,906
Issuance of common stock in connection with the Employee Stock Purchase Plan	487,782	1	424	—	—	425
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	4,745,010	—	1,724	—	—	1,724
Stock-based compensation	—	—	17,801	—	—	17,801
Tax withholding related to vesting of restricted stock units	—	—	(3,142)	—	—	(3,142)
Foreign currency translation adjustment, net of tax	—	—	—	—	7	7
Net loss	—	—	—	(143,879)	—	(143,879)
Balances at December 31, 2024	266,595,867	$27	$700,069	$(626,940)	$(10,510)	$62,646

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(143,879)	$(82,715)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,109	1,054
Stock-based compensation	15,661	21,919
Amortization of operating right-of-use assets	823	791
Provision for excess and obsolete inventory	134	32
Non-cash interest expense, net of cash paid for PIK interest	(1,441)	(78)
Change in fair value of Warrant liabilities	68,245	(262)
Change in fair value of Term Loan	645	(640)
Debt issuance costs netted from Term Loan proceeds	—	993
Gain on marketable securities	(1,495)	—
Unrealized foreign exchange loss (gain)	(3,307)	955
Change in operating assets and liabilities:
Trade accounts receivable	137	(818)
Research incentives receivable	—	264
Inventories	(215)	(237)
Prepaid expenses and other current assets	(1,580)	1,636
Trade accounts payable	(570)	(2,614)
Accrued expenses and other current liabilities	5,520	(1,374)
Deferred revenue	16,608	958
Operating lease liability	293	(510)
Other non-current assets, net	669	(3)
Net cash used in operating activities	(42,643)	(60,649)
Cash flows from investing activities:
Purchase of property and equipment	(2,106)	(583)
Purchase of convertible note (Note 4)	(1,000)	—
Sales of marketable equity securities (Note 4)	254	—
Expenditures for internal-use software	(289)	(47)
Net cash used in investing activities	(3,141)	(630)
Cash flows from financing activities:
Proceeds from the issuance of common stock pursuant to the Lincoln Park Purchase Agreement	44,285	63,676
Proceeds from the issuance of common stock in at-the-market offerings, net of issuance costs of $278	169,906	—
Proceeds from the issuance of common stock upon exercise of stock options	1,347	1,897
Proceeds from common stock issued under the Employee Stock Purchase Plan	424	491
Proceeds from Term Loan	—	29,007
Proceeds from government assistance	—	2,996
Payment of tax withheld pursuant to stock-based compensation settlements	(3,142)	(416)
Short swing profit settlement	—	244
Repayments on Term Loan	(30,000)	—
Repayments on TPC Loan	(370)	(374)
Repayment of promissory notes - related party	—	(420)
Other debt payments	—	(1,465)
Net cash provided by financing activities	182,450	95,636
Effect of exchange rate changes on cash and cash equivalents	7	(115)
Net increase in cash and cash equivalents	136,673	34,242
Cash and cash equivalents at beginning of period	41,307	7,065
Cash and cash equivalents at end of period	$177,980	$41,307

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$5,183	$—
Supplemental disclosure of non-cash investing and financing activities:
Inventory applied to capital projects	$473	$323
Capitalized stock-based compensation	$134	$—
Operating lease right-of-use assets exchanged for new operating lease obligations	$796	$88
Purchases of property and equipment included in accounts payable	$—	$310
Bonus settled in vested share based compensation awards	$2,006	$—
Stock option exercise proceeds in transit	$377	$—
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
The company specializes in commercializing annealing quantum computing systems and offers real-time quantum computing as a service (QCaaS) available in 42 countries. The Company possess deep scientific and technical capabilities in hardware and software, enabling it to support business applications at production scale. A significant portion of the Company's revenue comes from commercial customers across various industries such as financial services, manufacturing, automotive, pharmaceutical, information technology, retail, and professional services. The Company is also enabling research center, academic institution, and government customers with quantum-fueled experimentation, development and usage through it's cloud based QCaaS services or by purchasing on-premises Advantage™ quantum computing systems.
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
Liquidity and Going Concern
In our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, we disclosed that there was substantial doubt about our ability to continue as a going concern due to recurring losses, liquidity concerns, debt covenant uncertainties, and reliance on external financing. Since its inception, the Company has incurred net losses and negative cash flows from operations. As of December 31, 2024 and 2023, the Company had an accumulated deficit of $626.9 million and $483.1 million, respectively. For the years ended December 31, 2024 and 2023, the Company incurred a net loss of $143.9 million and $82.7 million, respectively, and the Company had net cash outflows from operating activities of $42.6 million and $60.6 million, respectively. As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $178.0 million and $41.3 million, respectively, and working capital (current assets less current liabilities) of $154.9 million and $35.8 million, respectively. Additionally, as of December 31, 2024, total assets exceeded total liabilities by $62.6 million, whereas as of December 31, 2023, total liabilities exceeded total assets by $24.5 million. The Company expects to incur additional operating losses and negative cash flows from operating activities as it continues to expand its commercial operations and research and development programs.
As part of management's evaluation of whether there was substantial doubt about our ability to continue as a going concern as of the date of this filing, management considered the results of fundraising activities completed in the fourth fiscal quarter of 2024 and subsequent to the balance sheet date in addition to the factors discussed above. During the year ended December 31, 2024, the Company received $214.2 million in net proceeds from the issuance of 100,249,331 Common Shares under various equity offerings described more fully in Note 15. As of December 31, 2024, the Company had cash of $178.0 million and working capital (current assets less current liabilities) of $154.9 million. In January 2025, the Company raised an additional $146.2 million in net cash proceeds from an additional equity offering.

As a result of these considerations, management has assessed the Company's liquidity under Financial Accounting Standards Board’s ASC Topic 205-40, “Basis of Presentation—Going Concern,” and determined that it has sufficient capital resources to meet its obligations for at least the next 12 months and does not anticipate any conditions that would raise substantial doubt about the Company's ability to continue as a going concern.
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time relating to hours estimated to complete the remaining performance obligations, (ii) fair value of financial instruments, and (iii) long term revenue forecasts used in the accounting for the SIF Loan (see below and Note 7 for further information). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
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
Public Warrants and Private Warrants
The Company evaluated its outstanding warrants which were issued in exchange for (i) the warrants initially included in the DPCM Units (the "Units") issued in DPCM’s initial public offering (the “Public Warrants”), and (ii) the warrants of DPCM held by CDPM Sponsor Group, LLC (the “Sponsor”) that were issued to the Sponsor at the closing of DPCM’s initial public offering (the “Private Warrants,” and together with the Public Warrants, the “Warrants”), which are discussed in Note 10 - Warrant liabilities, in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity.”
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
Operating segments
Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. As such, the Company views its operations and manages its business in one operating and reportable segment. See Note 16 - Segment and geographic information for additional information.
Foreign currency translation and transactions
The Company’s reporting currency is the U.S. Dollar. The functional currency of the Company's international subsidiaries is the currency of their primary economic environment. All balance sheet accounts of subsidiaries where the functional currency is not the U.S. dollar have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of operation and comprehensive loss have been translated at the average exchange rate for the year or the corresponding period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, the Company recorded a foreign currency transaction gain of $3.0 million and a loss of $1.0 million, respectively, in other income in its consolidated statements of operations and comprehensive loss.
Comprehensive loss
Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments that result from consolidation of its foreign entities.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. As of December 31, 2024 and 2023, cash consisted of demand deposits and money market funds with no fixed term.
The Company regularly maintains deposits and money market funds with large and reputable financial institutions in excess of amounts insured by the U.S. Federal Deposit Insurance Corporation and the Canadian Deposit Insurance Corporation. These deposits and money market funds may be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions.
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
On October 11, 2024, Zapata announced that it was insolvent and would cease operations. Considering this and other financial information available prior to the balance sheet date, the Note was provisionally determined to be uncollectible, and the Company has recognized a credit loss provision for the entire balance owed of $1.0 million as of December 31, 2024. The charge was recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
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
Inventories
Inventories are stated at the lower of cost, determined using the weighted average cost method, or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on the assumptions about future demand and market conditions. Inventory write-downs are charged to cost of revenue and establish a new cost basis for the inventory. Inventories include raw materials, which consist of parts and supplies used in the Company’s manufacturing process and research and development activities as well as service parts for the Company’s quantum computer systems, work-in-process and finished goods.
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
Internally developed software
The Company capitalizes costs associated with customized internal-use software systems that have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with applications development. Capitalization of such costs begins when the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point in which the project is substantially complete and ready for its intended purpose. Amortization is computed using the straight-line method, generally over three years.
Costs related to the development of software for internal use in research and development activities are expensed as incurred to research and development on the consolidated statements of operations and comprehensive loss.
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
The Company did not record any impairment loss on long-lived assets during the years ended December 31, 2024 and 2023.
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million (the "SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 7 for additional information concerning the SIF Loan.
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
As the SIF Loan is originated through a government program, a market rate of interest is not imputed in accordance with the scope limitation provisions of ASC 835.
Term Loan fair value option election
•On April 13, 2023 (the "Closing Date"), the Company finalized a Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"), a related party to the Company's largest shareholder. The Company determined that it is eligible for the fair value option election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825. At the date of issuance, the fair value of the Term Loan was derived from the instrument’s implied discount rate at inception. The fair value option election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loan.

Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, are recorded as gains or losses in the Company’s consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk are recorded in other comprehensive income or loss in the Company's consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the year ended December 31, 2024. Under the fair value option, debt issuance costs are recorded in other expense in the Company’s consolidated statements of operations and comprehensive loss.
As of December 31, 2024, the Term Loan had been repaid in full.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The Company did not transfer any assets or liabilities in or out of Level 3 during the year ended December 31, 2024 or 2023.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of December 31, 2024
Liabilities:
Warrant Liabilities – Public Warrants	1	$38,675
Warrant Liabilities – Private Placement Warrants	2	$31,200
The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets. As of December 31, 2024 and 2023, the Company had no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight line basis over the term of the lease.

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
•Subscription access to its QCaaS cloud platform
•Professional services related to the development and implementation of quantum computing applications
•Quantum computing systems
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
⮚Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company’s QCaaS cloud platform and support and maintenance services are obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources. The Company uses the straight-line measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service periods. The Company’s professional services constitute an activity that creates benefits that the customer receives as the work is being performed. Therefore, professional services revenue is recognized over time using the labor hours incurred as input measure of progress. Revenue from quantum computing systems is recognized at a point in time when control of the system transfers to the customer, typically upon delivery or installation, depending on the terms of the sales contract. The Company’s training and circuit board performance obligations are satisfied at a point in time when control of the goods or service transfers from the Company to the customer.
Contract assets and contract liabilities
The timing of revenue recognition, billings and cash collections may result in accounts receivable, contract assets, and contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. A receivable is recorded in the period in which the Company provides services when it has an unconditional right to payment. Contract assets primarily relate to the value of services transferred to the customer for which the right to payment is not dependent only on the passage of time, such as when unbilled receivables are recorded for revenue recognized for work completed under professional services contracts for which the related milestone billing has not yet occurred. Contract assets are transferred to accounts receivable when rights to payment become unconditional.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from subscription access to the QCaaS cloud platform and maintenance services and is reduced as the revenue recognition criteria are met. Deferred revenue is classified as current or non-current on the consolidated balance sheets based on the expected timing of revenue recognition. The deferred revenue that will be recognized as revenue within the next twelve months is classified as current, and the deferred revenue that will be recognized thereafter is classified as non-current.
Our contract acquisition costs represent incremental direct costs of obtaining a contract, primarily consisting of sales incentives paid to employees. When these costs are determined to be recoverable, we defer and amortize them over the contract term. Unamortized contract acquisition costs are included in other non-current assets, net on the consolidated balance sheets, with related amortization expense recorded in sales and marketing expenses on the consolidated statements of operations and comprehensive loss. The Company has elected to apply the practical expedient to expense contract acquisition costs as incurred when the expected amortization period is one year or less.
Cost of revenue
Cost of revenue for services consists of expenses related to delivering the Company’s services, consisting of direct labor costs, including stock-based compensation, direct services costs and depreciation and amortization related to the Company’s quantum computing systems and related software. These costs are expensed as incurred, as they relate to performance obligations that are being simultaneously satisfied as the work is performed.

Cost of revenue for quantum computing systems includes direct manufacturing costs, such as materials and labor for system production, as well as expenses related to installation, warranty, and support. Additionally, it includes shipping and handling costs associated with delivering the systems. These costs are also expensed as incurred.
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
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs totaled $0.5 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.
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

Net loss per share
Basic net loss per common share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders adjusted by any preferred stock dividends declared during the period by the weighted average number of common stock and potential common shares outstanding when the impact is not antidilutive. Contingently issuable shares are included in basic Earnings Per Share ("EPS") only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration shall be considered outstanding common shares and included in the computation of basic EPS.
Recent accounting pronouncements issued and adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting--Improvements to Reportable Segment Disclosures, which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The Company adopted ASU 2023-07 for the year ended December 31, 2024. See Note 16 - Segment and geographic information in the accompanying notes to the consolidated financial statements for further detail.
Recent accounting pronouncements not yet adopted
Income Tax Disclosures
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
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Year Ended December 31,
	2024	2023
Type of products or services
QCaaS	$6,745	$4,895
Professional services	1,938	3,816
Other revenue*	144	47
Total revenue	$8,827	$8,758
Timing of revenue recognition
Revenue recognized over time	$8,773	$8,569
Revenue recognized at a point in time	54	189
Total revenue	$8,827	$8,758
*Other revenue includes support and maintenance and printed circuit board sales.
Geographic Information
The following table presents a summary of revenue by geography for the years ended December 31, 2024 and 2023, based on customer location (in thousands):

	Year Ended December 31,
	2024	2023
United States	$2,151	$3,325
Germany	1,894	1,268
Japan	1,133	909
Canada	1,101	432
Other	2,548	2,824
Total revenue	$8,827	$8,758
"Other" includes the rest of Europe, the Middle East, Asia and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. The Company has not had any sales in China, Russia or Ukraine.
Significant customers
A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the period end.
The tables below present the significant customers on a percentage of total revenue basis for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Customer A	17%	12%
Customer B	—%	11%
Customer C	—%	11%
As of each of December 31, 2024 and 2023, there were three significant customers that comprised ten percent or more of outstanding accounts receivable balances.

Contract balances
The following table provides information about account receivable, contract assets and liabilities as of December 31, 2024 and December 31, 2023 (in thousands):

	As of December 31,
	2024	2023
Trade accounts receivable and contract assets, net:
Trade accounts receivable, net of allowance for doubtful accounts and excluding unbilled receivables	$867	$644
Contract asset for unbilled receivables	553	1,008
Contract acquisition costs	174	—
Total contract assets	$1,594	$1,652

Contract liabilities:
Deferred revenue, current	$18,686	$2,669
Deferred revenue, non-current	670	79
Customer deposit[1]	48	45
Total contract liabilities	$19,404	$2,793
1Customer deposit is included in accrued expenses and other current liabilities on the consolidated balance sheets.

The balance of trade accounts receivable, net as of December 31, 2022 was $0.8 million.
The allowance for credit losses related to trade accounts receivable was $0.2 million and zero as of December 31, 2024 and December 31, 2023. During the years ended December 31, 2024 and 2023, the Company wrote off $0.1 million and zero, respectively, in accounts receivable deemed uncollectible.
The revenue recognized in the consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $2.7 million and $1.8 million for the year ended December 31, 2024 and 2023, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$2,748	$1,790
Deferral of revenue	25,435	7,089
Recognition of deferred revenue	(8,827)	(6,131)
Balance at end of period	$19,356	$2,748
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
As of December 31, 2024, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $19.4 million, of which approximately 93% is expected to be recognized to revenue in the next 12 months, 97% is expected to be recognized to revenue in the next two years, 99% is expected to be recognized within three years. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.

4. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$1,677	$2,052
Work-in-process	9	26
Total inventories	$1,686	$2,078
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid services	$977	$386
Prepaid software	845	543
Prepaid insurance	382	490
Prepaid rent	156	150
Other	1,594	440
Total prepaid expenses and other current assets	$3,954	$2,009
*Certain amounts presented in the table above as of December 31, 2023 have been reclassified to conform to the current period presentation.

Other non-current assets, net
Other non-current assets, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Investment in equity securities	$2,574	$1,168
Long-term deposits	181	189
Contract acquisition costs, net	174	—
Total	$2,929	$1,357
On January 5, 2024, one of the Company's equity investments was acquired by another entity and the transaction was determined to result in an observable price change in the equity security. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of approximately $1.7 million, recorded in gain (loss) on investment in marketable equity securities on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024.
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
On April 1, 2024 the conversion feature associated with the Note was bifurcated from the debt host instrument in connection with the underlying stock becoming readily convertible to cash as the result of a de-SPAC transaction. As a result, the fair value of the conversion feature of $0.2 million was given separate recognition. As of December 31, 2024, the fair value of the conversion feature was immaterial, resulting in a loss of $0.2 million recorded to gain (loss) on investment in marketable equity securities on the consolidated statements of operations and comprehensive loss.
On October 11, 2024, Zapata announced that it was insolvent and would cease operations. Considering this and other financial information available prior to the balance sheet date, the Note was provisionally determined to be uncollectible, and the Company has recognized a credit loss provision for the entire balance owed of $1.0 million as of December 31, 2024. The charge was recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss. See Note 2 for additional discussion of the Note and the Company's collateral rights to substantially all of Zapata's assets.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued compensation and related benefits	$5,499	$3,245
Accrued professional services	529	1,092
Other accruals	2,756	1,006
Total accrued expenses and other current liabilities	$8,784	$5,343
*Certain amounts presented in the table above as of December 31, 2023 have been reclassified to conform to the current period presentation.

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Quantum computer systems	$14,471	$13,712
Lab equipment	6,862	6,839
Computer equipment	4,701	3,703
Leasehold improvements	1,889	1,075
Furniture and fixtures	381	381
Construction-in-progress	836	894
Total property and equipment	29,140	26,604
Less: Accumulated depreciation	(25,007)	(24,053)
Total property and equipment, net	$4,133	$2,551
Depreciation expense for the years ended December 31, 2024 and 2023 was $1.0 million and $0.9 million, respectively.
6. INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Acquired software	$1,309	$1,199
Internally developed software	332	—
Other intangible assets	46	46
Total intangible assets	1,687	1,245
Less: Accumulated amortization	(1,197)	(1,066)
Total intangible assets, net	$490	$179
Amortization expense for the years ended December 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively.
7. LOANS PAYABLE, NET
As of December 31, 2024 and 2023, loans payable, net, consisted of the SIF Loan, the TPC loan (as defined below) and the Term Loan. The following tables show the component of loans payable (in thousands):

		As of December 31,
	Effective Interest Rate	2024	2023
Loans payable, net, current:
TPC Loan, current	Interest free	$348	$399
Total loans payable, net, current		$348	$399
Loans payable, net, non-current:
SIF Loan	Variable[1]	$30,128	$32,072
Term Loan, due 2027	11.00%	—	31,400
TPC Loan, non-current	Interest free	—	378
Total loans payable, net, non-current		$30,128	$63,850
1Refer below for additional information on the SIF Loan repayment period and effective interest rate.

The following table shows the component of the Company's indebtedness carried at fair value and amortized cost (in thousands):

	As of December 31,
	2024	2023
SIF Loan	$30,128	$32,072
TPC Loan, non-current	—	378
Total loans payable, net, non-current, at amortized cost	30,128	32,450
Fair value option - Term Loan	—	31,400
Total loans payable, net, non-current	$30,128	$63,850
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
The estimated fair value of the TPC Loan (Level 2) at December 31, 2024 was $0.3 million. The fair value of the TPC Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of December 31, 2024, the Company is not aware of any events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of December 31, 2024 and 2023, the Company calculated a weighted average effective interest rate for all tranches of 2.46% and 2.46%, respectively based on the most recent revenue projections at each reporting date. For the year ended December 31, 2024 and 2023, the Company recognized gains related to catch-up method adjustments to the accrued interest portion of the loans payable, net balance of $0.2 million and $2.9 million, respectively, which are included in interest expense on the consolidated statements of operations and comprehensive loss.
The estimated fair value of the SIF Loan (Level 3) at December 31, 2024 was $10.7 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenues and the appropriate discount rate.
Term Loan
On April 13, 2023, the Company entered into the Term Loan with PSPIB, a related party to the Company's largest shareholder. Under the Term Loan, term loans in aggregate principal amount of $50.0 million were to be made available to the Company in three tranches, subject to certain terms and conditions.

The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. The Term Loan, originally set to mature on March 31, 2027, was secured by a first-priority security interest in substantially all of the Company's assets and included certain operational and financial covenants. It bore interest at either 10.0% payable in cash or 11.0% PIK, with the latter added to the principal balance. For the years ended December 31, 2024, and 2023, the Company recognized $3.2 million and $2.0 million, respectively, in interest expense.
Throughout 2023 and 2024, multiple amendments were made to the Term Loan, including covenant waivers, modifications to prepayment requirements, and exemptions for certain share issuance proceeds. The sixth and final amendment, entered on April 16, 2024, provided temporary prepayment exemptions for up to $30.0 million in proceeds from share issuances, with an additional $20.0 million exempt from the 10% prepayment premium.
With the full repayment of the Term Loan, the Company has no remaining obligations under this facility.
The following table summarizes the changes in the carrying value of the Term Loan (in thousands):

Year ended December 31, 2024
Beginning balance	$31,400
PIK interest expenses	2,281
Change in fair value	645
Payments	(34,326)
Ending balance	$—
8. LEASES
The Company leases real estate, including offices and manufacturing facilities and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from 1.33 years to 9.01 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use of assets and lease liabilities.
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
The following table presents the components of lease cost (in thousands):

	Years ended December 31,
	2024	2023
Operating lease cost	$1,560	$1,675
Variable lease cost	461	416
Sublease income	—	125

The following table presents the weighted-average lease terms and discount rates for operating leases:

	As of December 31,
	2024	2023
Lease term and discount rate:
Weighted average remaining lease term, in years
Operating leases	8.4	9.7

Weighted average discount rate(1)
Operating leases	10.1%	9.5%
(1) For the lease contracts denominated in foreign currencies, the weighted average discount rate was calculated by converting the foreign currency amounts to equivalent amounts in USD.
Future minimum operating lease payment under non-cancelable leases as of December 31, 2024, were as follows (in thousands):

Operating Leases
Year Ending December 31,
2025	$1,512
2026	1,392
2027	1,272
2028	1,293
2029	1,191
Thereafter	5,057
Total future minimum lease payments	11,717
Less: Interest	(3,816)
Total lease liabilities	$7,901
9. INCOME TAXES
Income tax expense
The following table presents domestic and foreign components of loss before income taxes for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Domestic	$(113,553)	$(42,502)
Foreign	(30,326)	(40,213)
Total net loss before income taxes	$(143,879)	$(82,715)

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$64,583	$54,625
Research and development credit carryforward	18,531	15,468
Scientific research and experimental development deductions	36,155	33,321
Depreciation and amortization	6,684	6,349
Start-up costs	809	873
Stock-based compensation	1,939	498
Other accruals and reserves	1,431	654
Total deferred tax assets	130,132	111,788
Valuation Allowance	(129,107)	(110,981)
Total deferred tax assets, net	$1,025	$807
Deferred tax liabilities:
Marketable securities	(695)	(315)
Loan payable	(330)	(492)
Total deferred tax liabilities	(1,025)	(807)
Net deferred tax assets (liabilities)	$—	$—
The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been utilized, the foreign rate differential related to subsidiary earnings, and other permanent differences.
A summary reconciliation of the effective tax rate calculated at the US federal rate for 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023
US federal tax rate	21%	21%
Foreign losses taxed at different rates	1%	3%
Return to provision adjustments	1%	(16)%
Stock-based compensation	(2)%	(6)%
Research and development credits	2%	5%
Permanent differences	(11)%	(2)%
Change in valuation allowance	(12)%	(5)%
Effective tax rate	—%	—%
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain.
As of December 31, 2024, the Company maintained a valuation allowance with respect to its subsidiaries’ net operating losses that it believes is more likely than not that the deferred tax asset will not be realized. The Company will continue to reassess the valuation allowance annually and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
As of December 31, 2024, the Company has Canadian tax loss carryforwards of approximately $115.7 million expiring between 2033 and 2044 as well as Scientific Research and Experimental Development expenditures of approximately $134.0 million that can be carried forward indefinitely, which are available to be applied against future taxable income. In addition, the Company has investment tax credits of approximately $19.4 million expiring between 2028 and 2044 that are available to be applied against future Canadian federal income taxes payable. The Company has provincial investment tax credits of approximately $4.2 million expiring between 2032 and 2034 that are available to be applied against future Canadian provincial income taxes payable.

The Company also has US tax loss carryforwards of approximately $98.4 million which may be applied against future taxable income, of which $15.6 million will expire between 2033 and 2037, while $82.8 million can be carried forward indefinitely. Future utilization of US tax loss carryforwards is subject to certain limitations under the Internal Revenue Code ("IRC"), including limitations under IRC section 382. The Company's US tax loss carryforwards may be limited by IRC section 382. However, those limitations do not have a significant impact to the financial statements since there is no utilization of the tax loss carryforwards and a full valuation allowance exists against the net operating losses.
The Company files income tax returns in the US, Canada, and various foreign and state jurisdictions. The 2013 to 2024 tax years remain subject to examination by the US federal and state tax authorities. The 2020 to 2024 tax years remain subject to examination by Canadian tax authorities.
The Company has unrecognized tax benefits of 0.7 million as of December 31, 2024. No amount of the unrecognized tax benefits would affect the effective tax rate because any tax benefits would result in adjustments to a related deferred tax asset that are offset by a valuation allowance. The Company has not accrued for any interest or penalties as of December 31, 2024.
The total gross unrecognized tax benefits remained unchanged throughout the year ended December 31, 2024.
10. WARRANT LIABILITIES
Public and Private Warrants
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants (the "Public Warrants") and 8,000,000 DPCM private warrants (the "Private Warrants", collectively the "Warrants"). During the year ended December 31, 2024, no DPCM public or private warrants were exercised.
As of December 31, 2024, the Company has 17,916,462 Warrants outstanding. As part of the Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one D-Wave Quantum warrant. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
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
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the Conversion Ratio of 0.889657 (the "Conversion Ratio") established in the Merger. The warrants vest based on various contractual milestones. The warrant agreement was terminated on November 28, 2022. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of December 31, 2024, no additional Warrant Preferred Shares were vested and or probable of vesting.
11. STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In April 2020, the Board of Directors of D-Wave Systems approved the 2020 Equity Incentive Plan (the "2020 Plan") which provides for the grant of qualified ISO and NSO, restricted stock, RSU or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. Following the Merger, awards outstanding under the 2020 Plan will continue to be governed by the 2020 Plan; however, the Company will not grant any further awards under the 2020 Plan.
2022 Equity Incentive Plan
In connection with the Merger, the shareholders approved the D-Wave Quantum Inc. 2022 Equity Incentive Plan (the “2022 Plan”) on August 5, 2022, which became effective immediately upon the closing of the Merger. The aggregate number of Common Shares reserved for future issuance under the 2022 Plan was 19,761,523 shares as of December 31, 2024, inclusive of outstanding awards. The number of shares reserved for issuance under the 2022 Plan automatically increases on January 1st of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the fully-diluted Common Shares outstanding (as defined by the 2022 Plan) on December 31st of the preceding year; provided, however, that the Board of Directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of Common Shares. An automatic increase on the reserve of 16,570,847 shares became effective on January 1, 2025. While the 2022 Plan allows for the issuance of awards with a service condition, a performance condition, a market condition, or some combination of the three, to date, the Company has only issued awards subject to a service condition. Awards issued under the 2022 Plan have vesting periods ranging from under 1 year to 4 years from the original grant date, and all awards issued to date under the 2022 Plan will expire 10 years from the original grant date.
Share-based compensation awards are settled by issuing new shares.
Stock option valuation
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and has used this method during the years ended December 31, 2024 and 2023. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
⮚Risk-Free Interest Rate. The Company estimates its risk-free interest rate by using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term.
⮚Expected Term. The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding.
⮚Expected Volatility. Given the limited quoted price history for the Common Shares, the expected volatility is based on the Company's historical stock price volatility and that of comparable publicly-traded companies.

⮚Expected Dividend Yield. The Company has not declared or paid dividends to date and does not anticipate declaring dividends.
No stock options were granted during the year ended December 31, 2023. The assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2024 are as follows:

Year ended December 31,
2024
Expected dividend yield	—
Expected volatility	103.0% - 107.0%
Expected term (years)	5.0 - 6.1
Risk free interest	4.0% - 4.2%

Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2023*	10,300,567	1.73	6.81	—
Granted	2,921,082	1.30
Exercised	(1,911,119)	0.90
Forfeited and expired	(325,792)	4.76
Outstanding as of December 31, 2024	10,984,738	1.67	6.64	75,270
Options exercisable as of December 31, 2024	9,145,652	1.46	6.25	64,379
Options unvested as of December 31, 2024	1,839,086	2.68	8.59	10,891
*As of December 31, 2023, a total of 10,547,844 options had been issued and remained outstanding under the 2020 Plan. The number of options, along with the weighted average exercise price and weighted average remaining contractual term shown in the table above, have been adjusted to the as-converted number of Commons Shares using the Conversion Ratio applied to these 10,547,844 options.
During the years ended December 31, 2024 and 2023, the total intrinsic value of options exercised was $6.2 million and $1.7 million, respectively.
During the year ended December 31, 2024, the weighted-average grant date fair value of stock options granted was $1.05 per share. No stock options were granted during the year ended December 31, 2023.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Common Shares for those stock options that had exercise prices lower than the fair value of the Common Shares as of December 31, 2024.
Restricted stock unit awards
The following table summarizes the RSU activity and related information under the 2022 Plan (in thousands except share and per share data):

	Number of RSUs	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2023	7,045,813	3.13
Granted	7,058,265	1.66
Forfeited and expired	(553,478)	2.14
Vested	(4,763,578)	2.69
Unvested as of December 31, 2024	8,787,022	2.25
During the years ended December 31, 2024 and 2023, the total fair value of RSUs vested was $12.8 million and $20.4 million, respectively.

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
Management computes compensation expense by combining three components: (i) a 15% discount offered, (ii) a call option on 0.85 share of stock with an exercise price equal to the fair market value, and (iii) a put option on 0.15 share of stock with an exercise price equal to the fair market value. The requisite service period is the six-month purchase period. Any reductions in withholding amounts (or percentages) will be disregarded for compensation cost recognition. If a participant or the plan is terminated, management will reverse any expense accrued for unvested shares. As of December 31, 2024, the maximum number of common shares remaining available to be issued under the ESPP is 10,464,917. During the year ended December 31, 2024, 487,782 shares of common shares were issued under the ESPP, and compensation cost recognized related to the ESPP was $0.3 million.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$647	$1,272
Research and development	5,089	8,286
General and administrative	8,166	11,356
Sales and marketing	1,759	1,005
Total stock-based compensation	$15,661	$21,919
During the years ended December 31, 2024 and 2023, total compensation cost capitalized as part of property and equipment and intangible assets was $0.1 million and zero, respectively.
As of December 31, 2024, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $41.1 million. This amount is based on an estimated future forfeiture rate of 2.7% per year and will be recognized over a weighted-average period of approximately 2.10 years.
12. RELATED PARTY TRANSACTIONS
Term Loan
On April 13, 2023, the Company entered into the Term Loan, by and between the Company and PSPIB, a related party to the Company's largest shareholder. Refer to Note 7 - Loans payable, net for further description of the Term Loan.
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
These transactions were considered related party transactions as they involved affiliates of the Company.

Short swing profit settlement
During the year ended December 31, 2023, the Company recorded approximately $0.2 million related to a short swing profit settlement remitted by a shareholder of the Company under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized the proceeds as an increase to additional paid-in-capital in the consolidated statements of stockholders’ equity (deficit), as well as in financing activities in the consolidated statements of cash flows for the year ended December 31, 2023.
13. COMMITMENTS AND CONTINGENCIES
Lease obligations
Refer to Note 8 - Leases for a description of the Company's lease obligations as of December 31, 2024.
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
As of December 31, 2024 and 2023, the Company was not subject to any material litigation or pending litigation claims.
14. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(143,879)	$(82,715)
Denominator:
Weighted-average common stock outstanding	192,129,049	137,993,736
Net loss per share attributable to common stockholders - basic and diluted	$(0.75)	$(0.60)
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2024	2023
Public Warrants as converted to Common Shares (Note 10)	14,419,918	14,420,065
Private Warrants as converted to Common Shares (Note 10)	11,633,060	11,633,060
D-Wave Systems Warrant Shares as converted to Common Shares (Note 10)	1,155,713	1,155,713
Stock options issued and outstanding	10,984,738	10,300,567
Unvested restricted stock unit awards	8,787,022	7,045,813
Total	46,980,451	44,555,218

15. STOCKHOLDERS' EQUITY

Preferred Stock
As of December 31, 2024, D-Wave Quantum Inc. is authorized to issue up to 20,000,000 shares of preferred stock. D-Wave Quantum Inc. has not issued any shares of preferred stock as of December 31, 2024 and 2023. As no shares have been issued, D-Wave Quantum Inc. preferred stock is not reflected on the consolidated balance sheet.
Equity Purchase Agreement
On June 16, 2022, the Company entered into a common stock purchase agreement with Lincoln Park (the "Purchase Agreement"). The Purchase Agreement provides that, subject to the terms and conditions, the Company has the right, but not the obligation, to sell to Lincoln Park up to $150.0 million in Common Shares over a 36-month period commencing on October 26, 2022. As of December 31, 2024, the Company has cumulatively received $112.2 million in proceeds through the issuance of 78,887,060 Common Shares to Lincoln Park under the Purchase Agreement, including $44.3 million and $63.7 million during years ended December 31, 2024 and 2023, respectively. As of March 14, 2025, D-Wave had a remaining issuance capacity of $37.8 million under the Purchase Agreement. The purchase price per share of the shares sold is based on the market price prevailing immediately preceding the time of sale as computed under the Purchase Agreement. The Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any Common Shares if the closing price of the Common Shares is less than $1.00. The agreement may be terminated by the Company at any time, at its sole discretion, without any additional cost or penalty.
On May 24, 2024, the Company entered into an at-the-market sales agreement (the "$100M ATM") with Needham & Company, LLC, B. Riley Securities, Inc., and Roth Capital Partners, LLC (the "$100M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $100.0 million through or to the Agents. During the year ended December 31, 2024, the Company has received $97.2 million in net proceeds through the issuance of 49,812,287 Common Shares under the Sales Agreement. As of December 31, 2024, D-Wave had no remaining issuance capacity under the $100M ATM Agreement.
On December 9, 2024, the Company entered into a new sales agreement (the "$75M ATM") with Needham & Company, LLC, Roth Capital Partners, LLC, B. Riley Securities, Inc., and Craig-Hallum Capital Group, LLC (the "$75M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $75.0 million through or to the Agents. During the year ended December 31, 2024, the Company has received $72.9 million in net proceeds through the issuance of 15,576,628 Common Shares under the Sales Agreement. As of December 31, 2024, D-Wave had no remaining issuance capacity under the $75M ATM Agreement.
On January 10, 2025, the Company entered into another at-the-market sales agreement (the "$150M ATM") with Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., Roth Capital Partners, LLC, The Benchmark Company, LLC, and Craig-Hallum Capital Group, LLC (the "$150M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $150.0 million through or to the Agents. As of March 14, 2025, the Company has received $146.2 million in net proceeds through the issuance of 24,604,021 Common Shares under the Sales Agreement. As of March 14, 2025, D-Wave had no remaining issuance capacity under the $150M ATM Agreement.
Sales under these agreements are classified as "at-the-market" equity offerings under Rule 415(a)(4) of the Securities Act and may be conducted on the NYSE or other trading platforms. The Agents will use commercially reasonable efforts to sell shares based on the Company’s instructions. The compensation to the Agents is up to 3.0% of the gross sales price, along with expense reimbursements. The Company has also agreed to provide indemnification against certain liabilities under the Securities Act.
The Company is not obligated to sell shares under these agreements. Each agreement may be terminated by: (a) the election of the Agents upon the occurrence of certain adverse events, (b) five business days’ advance notice from the Company to the Agents or five days’ advance notice from any of the Agents to the Company or (c) otherwise by mutual agreement of the parties pursuant to the terms of the Sales Agreement.

Common Stock
As of December 31, 2024, the Company had 266,595,867 shares of common stock outstanding, comprised of 43,762,188 Exchangeable Shares and 222,833,679 Common Shares. At any time and at their election, holders of Exchangeable Shares can exchange their shares for Common Shares on a one-for-one basis. In addition, holders of Exchangeable Shares have the same rights with respect to voting, dividends, and liquidation, dissolution, and winding up, as holders of Common Shares. As such, the Exchangeable Shares are identical in substance to Common Shares and, therefore, are treated as shares of common stock of the Company.
The rights pertaining to the Company's Common Shares are as follows:
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
16. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one operating segment managed on a consolidated basis. The financial information regularly reviewed by the CODM is presented on the same basis as the Company's consolidated financial statements. The measure of profit or loss used by the CODM to allocate resources and assess performance is consolidated net loss. Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the consolidated statements of operations and comprehensive loss. The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM also reviews total assets to assess the Company's financial position and resource allocation. The CODM also reviews forward-looking expense information contained in budgets and operating plans to manage operations and allocate resources.
See the consolidated financial statements and accompanying footnotes for consolidated net loss, total expenditures for additions to long-lived assets, total assets and other financial information regarding the Company’s single operating segment. See Note 3 - Revenue from contracts with customers for additional information about revenue by geography.
The following table sets forth the long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, by geographic area as follows (in thousands):

	As of December 31,
	2024	2023
Canada	$11,005	$10,562
United States	381	212
Other	8	—
Total long-lived assets	$11,394	$10,774

17. EMPLOYEE BENEFIT PLANS
We currently maintain a 401(k) retirement savings plan for our US employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company did not make any matching contributions for the years ended years ended December 31, 2024 and 2023.