Form 10-Q
period 2025-03-31
D-Wave Quantum Inc.
filed 2025-05-08
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 6, 2025, there were 288,674,120 outstanding shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 3,517,141 exchangeable shares outstanding as of May 6, 2025, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include, but are not limited to, statements regarding D-Wave Quantum’s and D-Wave Quantum’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Factors that might cause or contribute to a material difference include those risks discussed below and in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC”). You should not place undue reliance on these forward-looking statements in making an investment decision with respect to the securities offered under this Report. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond the control of D-Wave Quantum. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. All forward-looking statements set forth in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in our most recent Annual Report on Form 10-K. These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I - Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$304,321	$177,980
Trade accounts receivable, net of allowance for doubtful accounts of $94 and $176	1,047	1,420
Inventories	1,702	1,686
Prepaid expenses and other current assets	3,795	3,954
Total current assets	310,865	185,040
Property and equipment, net	3,999	4,133
Operating lease right-of-use assets	7,084	7,261
Intangible assets, net	531	490
Other non-current assets, net	3,121	2,929
Total assets	$325,600	$199,853

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$1,021	$815
Accrued expenses and other current liabilities	6,556	8,784
Current portion of operating lease liabilities	1,525	1,512
Loans payable, net, current	348	348
Deferred revenue, current	5,549	18,686
Total current liabilities	14,999	30,145
Warrant liabilities	65,932	69,875
Operating lease liabilities, net of current portion	6,213	6,389
Loans payable, net, non-current	30,367	30,128
Deferred revenue, non-current	700	670
Total liabilities	118,211	137,207

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both March 31, 2025 and December 31, 2024; 291,351,403 shares and 266,595,867 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	29	27
Additional paid-in capital	849,733	700,069
Accumulated deficit	(632,361)	(626,940)
Accumulated other comprehensive loss	(10,012)	(10,510)
Total stockholders' equity	207,389	62,646
Total liabilities and stockholders’ equity	$325,600	$199,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenue	$15,001	$2,465
Cost of revenue	1,124	806
Total gross profit	13,877	1,659
Operating expenses:
Research and development	10,288	8,525
General and administrative	7,957	7,566
Sales and marketing	6,923	3,084
Total operating expenses	25,168	19,175
Loss from operations	(11,291)	(17,516)
Other income (expense), net:
Interest expense	(226)	(1,140)
Change in fair value of Term Loan	—	1,199
Gain on investment in marketable securities	—	1,660
Change in fair value of warrant liabilities	3,943	(2,652)
Other income (expense), net	2,153	1,137
Total other income (expense), net	5,870	204
Net loss	$(5,421)	$(17,312)
Net loss per share, basic and diluted	$(0.02)	$(0.11)
Weighted-average shares used in computing net loss per share, basic and diluted	286,420,374	161,308,490

Comprehensive loss:
Net loss	$(5,421)	$(17,312)
Foreign currency translation adjustment	498	47
Net comprehensive loss	$(4,923)	$(17,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (deficit)
For the Three Months Ended March 31, 2025
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2024	266,595,867	$27	$700,069	$(626,940)	$(10,510)	$62,646
Issuance of common stock in connection with the ATM agreement, net of issuance costs of $140	24,604,021	2	146,106	—	—	146,108
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	151,121	—	23	—	—	23
Issuance of common stock in connection with exercise of warrants	394	—	6			6
Stock-based compensation	—	—	4,046	—	—	4,046
Tax withholding related to vesting of restricted stock units	—	—	(517)	—	—	(517)
Foreign currency translation adjustment, net of tax	—	—	—	—	498	498
Net loss	—	—	—	(5,421)	—	(5,421)
Balances at March 31, 2025	291,351,403	$29	$849,733	$(632,361)	$(10,012)	$207,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (deficit)
For the Three Months Ended March 31, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2023	161,113,744	$16	$469,081	$(483,061)	$(10,517)	$(24,481)
Issuance of common stock under stock-based compensation plans	561,266	—	8			8
Stock-based compensation	—	—	5,515	—	—	5,515
Tax withholding related to vesting of restricted stock units	—	—	(734)	—	—	(734)
Foreign currency translation adjustment, net of tax	—	—	—	—	47	47
Net loss	—	—	—	(17,312)	—	(17,312)
Balances at March 31, 2024	161,675,010	$16	$473,870	$(500,373)	$(10,470)	$(36,957)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(5,421)	$(17,312)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	376	229
Stock-based compensation	3,993	3,509
Amortization of operating right-of-use assets	177	199
Non-cash interest expense	188	1,093
Change in fair value of Warrant liabilities	(3,943)	2,652
Change in fair value of Term Loan	—	(1,199)
Gain on marketable securities	—	(1,660)
Unrealized foreign exchange loss (gain)	95	(994)
Other noncash items	267	—
Change in operating assets and liabilities:
Trade accounts receivable	360	(42)
Inventories	(16)	(19)
Prepaid expenses and other current assets	172	(559)
Trade accounts payable	229	(538)
Accrued expenses and other current liabilities	(2,285)	2,597
Deferred revenue	(13,107)	(350)
Operating lease liability	(173)	343
Other non-current assets, net	(191)	(68)
Net cash used in operating activities	(19,279)	(12,119)
Cash flows from investing activities:
Purchase of property and equipment	(438)	(305)
Purchase of convertible note (Note 4)	—	(1,000)
Sales of marketable equity securities (Note 4)	—	254
Expenditures for internal-use software	(60)	(67)
Purchase of software	—	(87)
Net cash used in investing activities	(498)	(1,205)
Cash flows from financing activities:
Proceeds from the issuance of common stock in at-the-market offerings, net of issuance costs of $140	146,108	—
Proceeds from the issuance of common stock upon exercise of stock options	23	8
Proceeds from the issuance of common stock upon exercise of warrants	6	—
Payment of tax withheld pursuant to stock-based compensation settlements	(517)	(734)
Net cash provided by (used in) financing activities	145,620	(726)
Effect of exchange rate changes on cash and cash equivalents	498	47
Net increase (decrease) in cash and cash equivalents	126,341	(14,003)
Cash and cash equivalents at beginning of period	177,980	41,307
Cash and cash equivalents at end of period	$304,321	$27,304

Supplemental disclosure of non-cash investing and financing activities:
Capitalized stock-based compensation	$53	$—
Inventory applied to capital projects	$—	$18
Operating lease right-of-use assets exchanged for new operating lease obligations	$—	$365
Purchases of property and equipment included in accounts payable	$—	$234
Bonus settled in vested share based compensation awards	$—	$2,006

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
D-Wave is a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to its superconducting quantum computer systems and integrated software environment through the LeapTM quantum cloud service. The Company also sells its superconducting quantum computer systems to customers. Historically, the Company has developed its own annealing superconducting quantum computer and associated software, and its current generation quantum system is the AdvantageTM system.
D-Wave has three operating facilities, which it leases, in North America. These facilities are located in Burnaby, British Columbia, Richmond, British Columbia, and Palo Alto, California.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission ("SEC"). In the opinion of the Company, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows. Interim results should not be regarded as indicative of results that may be expected for any other period or the entire year.
The interim condensed consolidated financial statements included herein have been prepared on the same basis as the audited annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2024 filed with the SEC on March 14, 2025.
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
The Company’s accounting estimates and assumptions may change over time in response to risks and uncertainties, including uncertainty in the current economic environment due to inflation, tariffs, increased interest rates, various geopolitical conflicts, and any evolutions thereof. The change could be material in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstances that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.
Investment in securities
The Company holds investments in the equity securities of privately held companies, which are valued based on their original cost. Adjustments are made for observable price changes in orderly transactions involving identical or similar securities of the same issuer, as there are no quoted market prices available.
The Company also holds an investment in a convertible note (the "Note") of Zapata Computing, Inc. ("Zapata"). The Company accounted for the Note as a loan receivable pursuant to ASC 310, as the Note did not meet the definition of a security. On April 1, 2024, Zapata stock began trading on the Nasdaq Stock Market and as such became readily convertible to cash. The Company then bifurcated the conversion feature at fair value.
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
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million (the "SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 6 - Loans payable, net for additional information concerning the SIF Loan.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The Company did not transfer any assets or liabilities in or out of Level 3 during the three months ended March 31, 2025 or 2024.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of March 31, 2025
Liabilities:
Warrant Liabilities – Public Warrants	1	$36,491
Warrant Liabilities – Private Placement Warrants	2	$29,441
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
Recent accounting pronouncements issued and adopted
None.
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
Climate Disclosures
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted new climate disclosure rules requiring public companies to report on material climate-related risks, greenhouse gas emissions (Scopes 1 and 2), climate-related targets, and the financial impacts of severe weather events. However, following multiple legal challenges, the SEC stayed the implementation of these rules in April 2024 pending judicial review.
On March 27, 2025, the SEC announced it would cease defending these climate disclosure rules in court, effectively withdrawing its support for their enforcement. While the rules technically remain in place, their future is uncertain as the litigation continues in the U.S. Court of Appeals for the Eighth Circuit (Iowa v. SEC, No. 24-1522).
Despite the federal uncertainty, several U.S. states and international jurisdictions have enacted or proposed their own climate disclosure requirements. For instance, California's SB 253 and SB 261 mandate certain companies to disclose greenhouse gas emissions and climate-related financial risks. Additionally, the European Union's Corporate Sustainability Reporting Directive imposes extensive climate-related disclosure obligations on companies operating within its member states.
The Company is actively monitoring these developments and evaluating the potential impact of state and international climate disclosure requirements on its operations and reporting obligations.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three Months Ended March 31,
	2025	2024
Type of products or services
System sales	$12,647	$—
QCaaS	1,533	1,692
Professional services	777	639
Other revenue*	44	134
Total revenue	$15,001	$2,465
Timing of revenue recognition
Revenue recognized over time	$2,337	$2,405
Revenue recognized at a point in time	12,664	60
Total revenue	$15,001	$2,465
*Other revenue includes support and maintenance and printed circuit board sales.

Geographic Information
The following table presents a summary of revenue by geography for the three months ended March 31, 2025 and 2024, based on customer location (in thousands):

	Three Months Ended March 31,
	2025	2024
Germany	$12,804	$723
United States	497	512
Japan	482	325
Canada	304	195
Other	915	710
Total revenue	$15,001	$2,465
"Other" includes the rest of Europe, the Middle East, Asia, Australia and Africa where the revenue from a single country is not greater than 10% of total consolidated revenue. The Company has not had any sales in China, Russia or Ukraine.
Significant customers
A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the period end.
The tables below present the significant customers on a percentage of total revenue basis for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Customer A	85%	18%
As of each of March 31, 2025 and 2024, there were three significant customers that comprised ten percent or more of outstanding accounts receivable balances.
Contract balances
The following table provides information about account receivable, contract assets and liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025	As of	As of December 31, 2024
Trade accounts receivable and contract assets, net:
Trade accounts receivable, net of allowance for doubtful accounts and excluding unbilled receivables	$437		$867
Contract asset for unbilled receivables	610		553
Contract acquisition costs	365		174
Total contract assets	$1,412		$1,594

Contract liabilities:
Deferred revenue, current	$5,549		$18,686
Deferred revenue, non-current	700		670
Customer deposit[1]	56		48
Total contract liabilities	$6,305		$19,404
1Customer deposit is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The allowance for credit losses related to trade accounts receivable was $0.1 million and $0.2 million as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company recorded immaterial write-offs of accounts receivable deemed uncollectible.
The revenue recognized in the condensed consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $14.3 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$19,356	$2,748
Deferral of revenue	1,894	2,113
Recognition of deferred revenue	(15,001)	(2,463)
Balance at end of period	$6,249	$2,398
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
As of March 31, 2025, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $6.4 million, of which approximately 80% is expected to be recognized to revenue in the next 12 months, 93% is expected to be recognized to revenue in the next two years, 96% is expected to be recognized within three years. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.
4. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Raw materials	$1,688	$1,677
Work-in-process	14	9
Total inventories	$1,702	$1,686
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Prepaid services	$1,190	$977
Prepaid software	620	845
Prepaid insurance	623	382
Prepaid rent	156	156
Other	1,206	1,594
Total prepaid expenses and other current assets	$3,795	$3,954

Other non-current assets, net
Other non-current assets, net consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Investment in equity securities	$2,574	$2,574
Long-term deposits	182	181
Contract acquisition costs, net	365	174
Total	$3,121	$2,929
On January 5, 2024, one of the Company's equity investments was acquired by another entity and the transaction was determined to result in an observable price change in the equity security. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of approximately $1.7 million, recorded in gain on investment in marketable equity securities on the condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2025.
On February 8, 2024, the Company entered into a collaboration arrangement with Zapata to develop and bring to market commercial applications that combine generative AI and quantum computing technologies. As part of the collaboration, the Company purchased the Note with a principal amount of $1.0 million from Zapata. The Note matures on December 15, 2026, and bears interest at 15% per annum. The Note is prepayable without penalty after December 15, 2025 or if the aggregate value of Zapata's convertible notes outstanding falls below $3.0 million. The Note was convertible into Zapata common stock at the Company's option at a conversion price of $8.50, subject to adjustment for stock splits, recapitalizations, and other similar corporate transactions.
On April 1, 2024 the conversion feature associated with the Note was bifurcated from the debt host instrument in connection with the underlying stock becoming readily convertible to cash as the result of a de-SPAC transaction. As a result, the fair value of the conversion feature of $0.2 million was given separate recognition. During the year ended December 31, 2024, the fair value of the conversion feature was immaterial, resulting in a loss of $0.2 million recorded to gain on investment in marketable equity securities on the condensed consolidated statements of operations and comprehensive loss.
On October 11, 2024, Zapata announced that it was insolvent and would cease operations. Considering this and other financial information available prior to the balance sheet date, the Note was provisionally determined to be uncollectible, and the Company has recognized a credit loss provision for the entire balance owed of $1.0 million during the year ended December 31, 2024. The charge was recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for additional discussion.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accrued compensation and related benefits	$2,388	$5,499
Accrued professional services	1,907	529
Other accruals	2,261	2,756
Total accrued expenses and other current liabilities	$6,556	$8,784

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Quantum computer systems	$13,781	$14,471
Lab equipment	7,025	6,862
Computer equipment	4,808	4,701
Leasehold improvements	2,208	1,889
Furniture and fixtures	393	381
Construction-in-progress	600	836
Total property and equipment	28,815	29,140
Less: Accumulated depreciation	(24,816)	(25,007)
Total property and equipment, net	$3,999	$4,133
Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively.
6. LOANS PAYABLE, NET
As of March 31, 2025 and 2024, loans payable, net, consisted of the SIF Loan, the TPC loan (as defined below) and the Term Loan. The following tables show the component of loans payable (in thousands):

	Effective Interest Rate	As of March 31, 2025	As of December 31, 2024
Loans payable, net, current:
TPC Loan, current	Interest free	$348	$348
Total loans payable, net, current		$348	$348
Loans payable, net, non-current:
SIF Loan	Variable[1]	$30,367	$30,128
Total loans payable, net, non-current		$30,367	$30,128
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
The estimated fair value of the TPC Loan (Level 2) at March 31, 2025 was $0.3 million. The fair value of the TPC Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of March 31, 2025, the Company is not aware of any events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of March 31, 2025 and December 31, 2024, the Company calculated a weighted average effective interest rate for all tranches of 2.46% and 2.46%, respectively based on the most recent revenue projections at each reporting date.
The estimated fair value of the SIF Loan (Level 3) at March 31, 2025 was $8.9 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenues and the appropriate discount rate.
Term Loan
On April 13, 2023, the Company entered into the Term Loan with PSPIB Unitas Investments II Inc. ("PSPIB"), a related party to the Company's largest shareholder. Under the Term Loan, term loans in aggregate principal amount of $50.0 million were to be made available to the Company in three tranches, subject to certain terms and conditions.
The Company fully repaid and extinguished the Term Loan on October 22, 2024, that included $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. The Term Loan, originally set to mature on March 31, 2027, was secured by a first-priority security interest in substantially all of the Company's assets and included certain operational and financial covenants. It bore interest at either 10.0% payable in cash or 11.0% PIK, with the latter added to the principal balance. For the three months ended March 31, 2025 and 2024, the Company recognized zero and $0.9 million, respectively, in interest expense.
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

7. WARRANT LIABILITIES
Public and Private Warrants
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants (the "Public Warrants") and 8,000,000 DPCM private warrants (the "Private Warrants", collectively the "Warrants"). During the three months ended March 31, 2025, no Public Warrants or Private Warrants were exercised.
As of March 31, 2025, the Company has 17,916,258 Warrants outstanding. As part of the Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one warrant of the Company. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM, Continental Stock Transfer & Trust Company and the Company (the “Warrant Agreement Amendment” as specified in the Transaction Agreement).
Each such Warrant is exercisable at an exercise price of $11.50 for 1.4541326 Common Shares, or an approximate exercise price per Common Share of $7.91, subject to adjustments. The Warrants may be exercised for a whole number of shares of the Company. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on August 5, 2027, or earlier upon redemption or liquidation.
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
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the Conversion Ratio of 0.889657 (the "Conversion Ratio") established in the Merger. The warrants vest based on various contractual milestones. The warrant agreement was terminated on November 28, 2022. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of March 31, 2025, no additional Warrant Preferred Shares were vested and/or were probable of vesting.

8. STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In April 2020, the Board of Directors of D-Wave Systems approved the 2020 Equity Incentive Plan (the "2020 Plan") which provides for the grant of qualified incentive stock options ("ISO") and non-qualified stock options ("NSO"), restricted stock, RSU or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. Following the Merger, awards outstanding under the 2020 Plan will continue to be governed by the 2020 Plan; however, the Company will not grant any further awards under the 2020 Plan.
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
Share-based compensation awards are settled by issuing new shares.
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2024	10,984,738	1.67	6.64	75,270
Granted	—	—
Exercised	(26,042)	0.89
Forfeited and expired	(5,829)	0.85
Outstanding as of March 31, 2025	10,952,867	1.67	6.39	66,892
Options exercisable as of March 31, 2025	9,560,074	1.51	6.10	59,661
Options unvested as of March 31, 2025	1,392,793	2.72	8.38	7,230
Restricted stock unit awards
The following table summarizes the restricted stock unit ("RSU") activity and related information under the 2022 Plan (in thousands except share and per share data):

	Number of RSUs	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2024	8,787,022	2.25
Granted	3,758,163	9.67
Forfeited and expired	(65,524)	3.16
Vested	(1,236,719)	1.82
Unvested as of March 31, 2025	11,242,942	4.77
Employee Stock Purchase Plan
During the three months ended March 31, 2025, zero shares of common shares were issued under the Employee Stock Purchase Plan.

Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$142	$175
Research and development	1,454	1,121
General and administrative	1,817	1,958
Sales and marketing	580	255
Total stock-based compensation	$3,993	$3,509
During the years ended March 31, 2025 and 2024, total compensation cost capitalized as part of property and equipment and intangible assets was $0.1 million and zero, respectively.
As of March 31, 2025, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $51.8 million. This amount is based on an estimated future forfeiture rate of 2.34% per year and will be recognized over a weighted-average period of approximately 3.69 years.
9. COMMITMENTS AND CONTINGENCIES
Lease obligations
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended March 31, 2025 and 2024, total operating lease costs were $0.5 million and $0.5 million, respectively.
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
As of March 31, 2025, the Company was not subject to any material litigation or pending litigation claims.
10. NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(5,421)	$(17,312)
Denominator:
Weighted-average common stock outstanding	286,420,374	161,308,490
Net loss per share attributable to common stockholders - basic and diluted	$(0.02)	$(0.11)
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

Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2025	2024
Public Warrants as converted to Common Shares (Note 7)	14,419,555	14,420,065
Private Warrants as converted to Common Shares (Note 7)	11,633,060	11,633,060
D-Wave Systems Warrant Shares as converted to Common Shares (Note 7)	1,155,713	1,155,713
Stock options issued and outstanding	10,952,867	13,100,076
Unvested restricted stock unit awards	11,242,942	10,460,244
Total	49,404,137	50,769,158
11. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one operating segment managed on a consolidated basis. The financial information regularly reviewed by the Chief Operating Decision Maker ("CODM") is presented on the same basis as the Company's consolidated financial statements. The measure of profit or loss used by the CODM to allocate resources and assess performance is consolidated net loss. Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the consolidated statements of operations and comprehensive loss. The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM also reviews total assets to assess the Company's financial position and resource allocation. The CODM also reviews forward-looking expense information contained in budgets and operating plans to manage operations and allocate resources.
See the condensed consolidated financial statements and accompanying footnotes for consolidated net loss, total expenditures for additions to long-lived assets, total assets and other financial information regarding the Company’s single operating segment. See Note 3 - Revenue from contracts with customers for additional information about revenue by geography.
The following table sets forth the long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, by geographic area as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
Canada	$10,682	$11,005
United States	330	381
Other	71	8
Total long-lived assets	$11,083	$11,394
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in Part I, Item I of this Quarterly Report on Form 10-Q (this "Report"), as well as our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 14, 2025. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the merger between DPCM Capital, Inc. ("DPCM"), D-Wave Systems Inc., and certain other affiliated entities through a series of transactions (the "Merger") on August 5, 2022 (the "Closing") while "D-Wave Systems" refers to D-Wave Systems Inc. prior to the Closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview
We are a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to our superconducting quantum computer systems, integrated software environment through our LeapTM quantum cloud service, and sells superconducting annealing quantum computer systems. Historically, we have developed our own annealing superconducting quantum computer and associated software, and our current generation quantum system is the D-Wave AdvantageTM system. We are a leader in the development and delivery of quantum computing systems, software and services, and we are the world’s first commercial supplier of quantum computers.
Our business model is focused on generating revenue from providing customers access to our quantum computing systems via the cloud in the form of quantum computing as a service ("QCaaS") products, from providing professional services wherein we assist our customers in identifying and implementing quantum computing applications, as well as selling our quantum computer systems to customers. We have three operating facilities, which we lease, in North America. These facilities are located in Burnaby, British Columbia, Richmond, British Columbia, and Palo Alto, California.
During the three months ended March 31, 2025 and 2024, we generated revenue totaling $15.0 million and $2.5 million, respectively. We have incurred significant operating losses since inception. For the three months ended March 31, 2025 and 2024, our net losses were $5.4 million and $17.3 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of March 31, 2025, we had an accumulated deficit of $632.4 million.
Macroeconomic Environment
Unfavorable conditions in the economy in the United States, Canada and abroad, including conditions resulting from changes in inflationary pressure, gross domestic product growth, financial and credit market fluctuations, banking collapses and related uncertainty, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, Israel or elsewhere, could cause a decrease in business investments in our products and negatively affect the growth of our business and our results of operations. However, to date, these unfavorable conditions have not affected our business.
Key Components of Results of Operations
Revenue
We currently generate our revenue primarily through subscription sales to access our QCaaS cloud platform and professional services related to the development and implementation of quantum computing applications and delivery of quantum computing application training. The Company also sells its superconducting quantum computer systems to customers. QCaaS revenue is recognized on a ratable basis over the contract term, which generally ranges from one month to two years. Professional services revenue is recognized over time on a percentage of completion basis using the costs incurred input measure of progress.
Revenue from quantum computing system sales is recognized at a point in time when control transfers to the customer, typically upon delivery or installation, based on the terms of the sales contract.
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

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Variance
(In thousands, except share and per share data)	2025	2024	Amount	%
Revenue	$15,001	$2,465	$12,536	509%
Cost of revenue	1,124	806	318	39%
Total gross profit	13,877	1,659	12,218	736%
Operating expenses:
Research and development	10,288	8,525	1,763	21%
General and administrative	7,957	7,566	391	5%
Sales and marketing	6,923	3,084	3,839	124%
Total operating expenses	25,168	19,175	5,993	31%
Loss from operations	(11,291)	(17,516)	6,225	(36)%
Other income (expense), net:
Interest expense	(226)	(1,140)	914	(80)%
Change in fair value of Term Loan	—	1,199	(1,199)	(100)%
Gain on investment in marketable securities	—	1,660	(1,660)	(100)%
Change in fair value of warrant liabilities	3,943	(2,652)	6,595	(249)%
Other income (expense), net	2,153	1,137	1,016	89%
Total other income (expense), net	5,870	204	5,666	2,777%
Net loss	$(5,421)	$(17,312)	$11,891	(69)%
Foreign currency translation adjustment	498	47	451	960%
Net comprehensive loss	$(4,923)	$(17,265)	$12,342	(71)%
Revenue
Revenue increased by $12.5 million, or 509%, to $15.0 million for the three months ended March 31, 2025 as compared to $2.5 million for the three months ended March 31, 2024. The increase was primarily driven by system sales of $12.6 million. QCaaS and professional service revenue remained consistent to the prior year.
Cost of Revenue
Cost of revenue increased by $0.3 million, or 39%, to $1.1 million for the three months ended March 31, 2025 as compared to $0.8 million for the three months ended March 31, 2024. The increase in cost of revenue was primarily due to system sales-related costs.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $1.8 million, or 21%, to $10.3 million for the three months ended March 31, 2025 compared to $8.5 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in personnel costs of $0.7 million, fabrication costs of $0.4 million and stock-based compensation expense of $0.3 million.
General and Administrative Expenses
General and administrative expenses increased by $0.4 million, or 5%, to $8.0 million for the three months ended March 31, 2025 as compared to $7.6 million for the three months ended March 31, 2024. The increase was primarily driven by increases in professional fees of $0.3 million and personnel expenses of $0.3 million, partially offset by a decrease in insurance expense of $0.2 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.8 million, or 124%, to $6.9 million for the three months ended March 31, 2025 as compared to $3.1 million for the three months ended March 31, 2024. The increase was primarily driven by increases in personnel costs of $2.1 million, marketing expenses of $1.1 million and stock-based compensation expense of $0.3 million.

Other Income (Expense), net
Interest Expense
Interest expense decreased by $0.9 million, or 80%, to $0.2 million for the three months ended March 31, 2025 as compared to $1.1 million for the three months ended March 31, 2024. The decrease is primarily due to interest expenses related to the Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"). The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. Refer to Note 6 - Loans payable, net to the accompanying condensed consolidated financial statements for further details.
Change in fair value of Term Loan
Change in fair value of Term Loan was zero for the three months ended March 31, 2025 as compared to $1.2 million for the three months ended March 31, 2024. On April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting for the Term Loan (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, were recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varied primarily based on the market yield rate, market yield volatility and the probabilities of various settlement scenarios. The Company fully repaid and extinguished the Term Loan on October 22, 2024; as a result, no fair value change was recorded for the three months ended March 31, 2025.
Gain on investment in marketable equity securities
Gain on investment in marketable equity securities decreased by $1.7 million for the three months ended March 31, 2025 as compared to $1.7 million for the three months ended March 31, 2024. On January 5, 2024, an investee of the Company was acquired for a combination of cash and stock in an observable orderly transaction. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of $1.7 million, partially offset by a loss associated with the fair value of the conversion feature of the Zapata Note. There was no similar activity for the three months ended March 31, 2025.
Change in fair value of warrant liabilities
The fair value of warrant liabilities decreased to $3.9 million for the three months ended March 31, 2025 as compared to an increase of $2.7 million for the three months ended March 31, 2024. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 7 - Warrant Liabilities to the accompanying condensed consolidated financial statements). As the trading price of the Public Warrants declined during the three months ended March 31, 2025, generally in correlation with the trading price of the Company’s common stock, the fair value of the warrant liabilities also decreased.
Other income (expense), net
Other income (expense), net increased by $1.0 million or 89%, to a net other income of $2.2 million for the three months ended March 31, 2025 as compared to net other expense of $1.1 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in interest income of $2.8 million due primarily to interest earned on higher cash and cash equivalent balances, partially offset by the impact of net foreign exchange loss of $1.8 million driven by depreciation of the U.S. Dollar against certain foreign currencies.

Liquidity and Capital Resources
Lincoln Park Purchase Agreement
In conjunction with the Merger with DPCM, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC on June 16, 2022 (the "Purchase Agreement") which provides D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement may provide the Company and D-Wave with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding share of common stock of the Company, par value $0.0001, (the "Common Shares") and a floor price of $1.00 at or below which the Company may not sell to Lincoln Park any Common Shares. When the Company sells shares to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its sole discretion. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price must be above the floor price of $1.00. There is no assurance that the floor price will not fall below $1.00 preventing the Company from being able to make sales to Lincoln Park in the future. During the three months ended March 31, 2025, the Company did not issue any Common Shares to Lincoln Park under the Purchase Agreement. As of March 31, 2025, D-Wave had $37.8 million of issuance capacity under the Purchase Agreement.
At-the-Market Offerings
On May 24, 2024, the Company entered into an at-the-market sales agreement (the "$100M ATM") with Needham & Company, LLC, B. Riley Securities, Inc., and Roth Capital Partners, LLC (the "$100M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $100.0 million through or to the $100M ATM Agents. During the year ended December 31, 2024, the Company has received $97.2 million in net proceeds through the issuance of 49,812,287 Common Shares. As of March 31, 2025, D-Wave had zero issuance capacity under the $100M ATM.
On December 9, 2024, the Company entered into a new at-the-market sales agreement (the "$75M ATM") with Needham & Company, LLC, Roth Capital Partners, LLC, B. Riley Securities, Inc., and Craig-Hallum Capital Group, LLC (the "$75M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $75.0 million through or to the $75M ATM Agents. During the year ended December 31, 2024, the Company has received $72.9 million in net proceeds through the issuance of 15,576,628 Common Shares. As of March 31, 2025, D-Wave had zero issuance capacity under the $75M ATM.
On January 10, 2025, the Company entered into another at-the-market sales agreement (the "$150M ATM") with Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., Roth Capital Partners, LLC, The Benchmark Company, LLC, and Craig-Hallum Capital Group, LLC (the "$150M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $150.0 million through or to the $150M ATM Agents. As of March 31, 2025, the Company has received $146.1 million in net proceeds through the issuance of 24,604,021 Common Shares. As of March 31, 2025, D-Wave had zero issuance capacity under the $150M ATM.
Sales under these agreements are classified as "at-the-market" equity offerings under Rule 415(a)(4) of the Securities Act and may be conducted on the NYSE or other trading platforms. The $100M ATM Agents, $75M ATM Agents and $150M ATM Agents (collectively, the "Agents") used commercially reasonable efforts to sell shares based on the Company’s instructions. The compensation to the Agents was up to 3.0% of the gross sales price, along with expense reimbursements. The Company has also agreed to provide indemnification against certain liabilities under the Securities Act.
The Company was not obligated to sell shares under these agreements. Each agreement could have been terminated by: (a) the election of the Agents upon the occurrence of certain adverse events, (b) five business days’ advance notice from the Company to the Agents or five days’ advance notice from any of the Agents to the Company or (c) otherwise by mutual agreement of the parties pursuant to the terms of the various sales agreements.
Repayment of the Term Loan
In addition, we successfully repaid a significant portion of our outstanding debt obligations, including the Term Loan with PSPIB, a related party to a major shareholder of the Company as of December 31, 2024, that was initially entered into on April 13, 2023 (the "Closing Date"). The Term Loan, outlined in Note 6 - Loans payable, net to the condensed consolidated financial statements, provided for $50.0 million in three tranches, subject to certain terms and conditions. The Company drew down two tranches totaling $30.0 million and, on October 22, 2024, the Company had prepaid the entire the Term Loan, including $30.0 million in principal and $4.3 million in accrued PIK interest.

Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating Activities	$(19,279)	$(12,119)
Investing Activities	(498)	(1,205)
Financing Activities	145,620	(726)
Effect of exchange rate changes on cash and cash equivalents	498	47
Net increase (decrease) in cash and cash equivalents	$126,341	$(14,003)
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
For the three months ended March 31, 2025, net cash used in operating activities was $19.3 million, an increase of $7.2 million from $12.1 million for the three months ended March 31, 2024. The change is primarily due to a decrease in noncash items added back to net loss of $2.7 million and a decrease in cash absorbed by working capital of $16.4 million (primarily related to recognition of deferred revenue), offset by a decrease in net loss of $11.9 million. The decrease in noncash items was primarily due to a decrease in change in fair value of warrant liabilities of $6.6 million and a decrease in non-cash interest expense of $0.9 million, partially offset by a decrease in a gain on marketable securities of $1.7 million, an increase in change in fair value of Term Loan of $1.2 million, a decrease in unrealized foreign exchange gain of $1.1 million. The decrease in working capital was primarily driven by an increased change in deferred revenue of $12.8 million and a decreased change in accrued expenses and other current liabilities of $4.9 million, partially offset by a decreased change in trade accounts payable of $0.8 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2025 was $0.5 million, a decrease of $0.7 million from $1.2 million for the three months ended March 31, 2024. The decrease primarily reflects the absence of a $1.0 million purchase of a convertible note and $0.3 million in proceeds from sales of marketable equity securities, both of which occurred during the three months ended March 31, 2024, but not in the current period.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2025 was $145.6 million, an increase of $146.3 million from $(0.7) million for the three months ended March 31, 2024. The increase is primarily due to an increase in proceeds from the issuance of common stock pursuant to the $150M ATM of $146.1 million.

Contractual Obligations and Commitments
As of March 31, 2025, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Estimates
There have been no material changes to our critical accounting policies from those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued and Adopted Accounting Standards
A discussion of recent accounting pronouncements issued and adopted is included in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Report.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1*	Amendment to the Warrant Agreement, dated as of March 11, 2025, by and between D-Wave Quantum Inc., Computershare Inc. and Equiniti Trust Company, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

D-Wave Quantum Inc.

May 8, 2025	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer)