Form 10-Q
period 2025-06-30
D-Wave Quantum Inc.
filed 2025-08-07
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 5, 2025, there were 338,605,149 outstanding shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 3,413,200 exchangeable shares outstanding as of August 5, 2025, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our forward-looking statements include, but are not limited to, statements regarding D-Wave Quantum’s and D-Wave Quantum’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Factors that might cause or contribute to a material difference include those risks discussed below and in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC”). You should not place undue reliance on these forward-looking statements in making an investment decision with respect to our securities. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond the control of D-Wave Quantum. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. All forward-looking statements set forth in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in our most recent Annual Report on Form 10-K. These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$819,312	$177,980
Trade accounts receivable, net of allowance for doubtful accounts of $1 and $176	1,442	1,420
Inventories	2,448	1,686
Prepaid expenses and other current assets	5,338	3,954
Total current assets	828,540	185,040
Property and equipment, net	4,504	4,133
Operating lease right-of-use assets	6,915	7,261
Intangible assets, net	586	490
Other non-current assets, net	3,057	2,929
Total assets	$843,602	$199,853

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$1,190	$815
Accrued expenses and other current liabilities	11,582	8,784
Current portion of operating lease liabilities	1,596	1,512
Loans payable, net, current	—	348
Deferred revenue, current	4,906	18,686
Total current liabilities	19,274	30,145
Warrant liabilities	91,037	69,875
Operating lease liabilities, net of current portion	6,322	6,389
Loans payable, net, non-current	32,061	30,128
Deferred revenue, non-current	654	670
Total liabilities	149,348	137,207

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both June 30, 2025 and December 31, 2024; 339,837,650 shares and 266,595,867 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	33	27
Additional paid-in capital	1,503,136	700,069
Accumulated deficit	(799,690)	(626,940)
Accumulated other comprehensive loss	(9,225)	(10,510)
Total stockholders' equity	694,254	62,646
Total liabilities and stockholders’ equity	$843,602	$199,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$3,095	$2,183	$18,096	$4,648
Cost of revenue	1,119	795	2,243	1,601
Total gross profit	1,976	1,388	15,853	3,047
Operating expenses:
Research and development	12,694	8,355	22,982	16,880
General and administrative	9,151	7,471	17,108	15,037
Sales and marketing	6,633	4,401	13,556	7,485
Total operating expenses	28,478	20,227	53,646	39,402
Loss from operations	(26,502)	(18,839)	(37,793)	(36,355)
Other income (expense), net:
Interest expense	(206)	(1,160)	(432)	(2,300)
Change in fair value of Term Loan	—	(275)	—	924
Gain (loss) on investment in marketable securities	—	(157)	—	1,503
Change in fair value of warrant liabilities	(142,048)	2,195	(138,105)	(457)
Other income (expense), net	1,427	458	3,580	1,595
Total other income (expense), net	(140,827)	1,061	(134,957)	1,265
Net loss	$(167,329)	$(17,778)	$(172,750)	$(35,090)
Net loss per share, basic and diluted	$(0.55)	$(0.10)	$(0.59)	$(0.21)
Weighted-average shares used in computing net loss per share, basic and diluted	302,288,793	172,139,085	294,398,419	166,723,787

Comprehensive loss:
Net loss	$(167,329)	$(17,778)	$(172,750)	$(35,090)
Foreign currency translation adjustment	787	22	1,285	69
Net comprehensive loss	$(166,542)	$(17,756)	$(171,465)	$(35,021)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended June 30, 2025
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balance at March 31, 2025	291,351,403	$29	$849,733	$(632,361)	$(10,012)	$207,389
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	3,873,113	—	37,787	—	—	37,787
Issuance of common stock in at-the-market offerings, net of issuance costs	26,344,831	3	390,630	—	—	390,633
Issuance of common stock in connection with the Employee Stock Purchase Plan	95,331	—	291	—	—	291
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	5,614,895	—	6,837	—	—	6,837
Issuance of common stock in connection with exercise of warrants	12,558,077	1	216,255	—	—	216,256
Stock-based compensation	—	—	6,750	—	—	6,750
Tax withholding related to vesting of restricted stock units	—	—	(5,147)	—	—	(5,147)
Foreign currency translation adjustment, net of tax	—	—	—	—	787	787
Net loss	—	—	—	(167,329)	—	(167,329)
Balances at June 30, 2025	339,837,650	$33	$1,503,136	$(799,690)	$(9,225)	$694,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended June 30, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at March 31, 2024	161,675,010	$16	$473,870	$(500,373)	$(10,470)	$(36,957)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	14,948,550	1	20,287	—	—	20,288
Issuance of common stock in at-the-market offerings, net of issuance costs	8,279,098	1	9,100	—	—	9,101
Issuance of common stock in connection with the Employee Stock Purchase Plan	262,777	—	171	—	—	171
Issuance of common stock under stock-based compensation plans	907,652	—	35	—	—	35
Stock-based compensation	—	—	4,221	—	—	4,221
Tax withholding related to vesting of restricted stock units	—	—	(617)	—	—	(617)
Foreign currency translation adjustment, net of tax	—	—	—	—	22	22
Net loss	—	—	—	(17,778)	—	(17,778)
Balances at June 30, 2024	186,073,087	$18	$507,067	$(518,151)	$(10,448)	$(21,514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2025
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2024	266,595,867	$27	$700,069	$(626,940)	$(10,510)	$62,646
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	3,873,113	—	37,787	—	—	37,787
Issuance of common stock in at-the-market offerings, net of issuance costs	50,948,852	5	536,736	—	—	536,741
Issuance of common stock in connection with the Employee Stock Purchase Plan	95,331	—	291	—	—	291
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	5,766,016	—	6,860	—	—	6,860
Issuance of common stock in connection with exercise of warrants	12,558,471	1	216,261			216,262
Stock-based compensation	—	—	10,796	—	—	10,796
Tax withholding related to vesting of restricted stock units	—	—	(5,664)	—	—	(5,664)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,285	1,285
Net loss	—	—	—	(172,750)	—	(172,750)
Balances at June 30, 2025	339,837,650	$33	$1,503,136	$(799,690)	$(9,225)	$694,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2023	161,113,744	$16	$469,081	$(483,061)	$(10,517)	$(24,481)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	14,948,550	1	20,287	—	—	20,288
Issuance of common stock in at-the-market offerings, net of issuance costs	8,279,098	1	9,100	—	—	9,101
Issuance of common stock in connection with the Employee Stock Purchase Plan	262,777	—	171	—	—	171
Issuance of common stock under stock-based compensation plans	1,468,918	—	43	—	—	43
Stock-based compensation	—	—	9,736	—	—	9,736
Tax withholding related to vesting of restricted stock units	—	—	(1,351)	—	—	(1,351)
Foreign currency translation adjustment, net of tax	—	—	—	—	69	69
Net loss	—	—	—	(35,090)	—	(35,090)
Balances at June 30, 2024	186,073,087	$18	$507,067	$(518,151)	$(10,448)	$(21,514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(172,750)	$(35,090)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	714	510
Stock-based compensation	10,664	7,730
Amortization of operating right-of-use assets	346	398
Non-cash interest expense	387	2,211
Change in fair value of Warrant liabilities	138,105	457
Change in fair value of Term Loan	—	(924)
Gain on marketable securities	—	(1,503)
Unrealized foreign exchange loss (gain)	1,998	(1,274)
Other noncash items	267	—
Change in operating assets and liabilities:
Trade accounts receivable	(57)	9
Inventories	(762)	(147)
Prepaid expenses and other current assets	(1,368)	(339)
Trade accounts payable	416	(502)
Accrued expenses and other current liabilities	2,695	1,741
Deferred revenue	(13,796)	(125)
Operating lease liability	(344)	364
Other non-current assets, net	(1,080)	(103)
Net cash used in operating activities	(34,565)	(26,587)
Cash flows from investing activities:
Purchase of property and equipment	(1,187)	(850)
Purchase of convertible note (Note 4)	—	(1,000)
Proceeds from recovery of previously written-off note receivable (Note 4)	959	—
Sales of marketable securities (Note 4)	—	254
Expenditures for internal-use software	(129)	(213)
Net cash used in investing activities	(357)	(1,809)
Cash flows from financing activities:
Proceeds from the issuance of common stock pursuant to the Lincoln Park Purchase Agreement	37,787	20,288
Proceeds from the issuance of common stock in at-the-market offerings, net of issuance costs	536,741	9,100
Proceeds from issuance of common stock upon exercise of warrants	99,319	—
Proceeds from the issuance of common stock upon exercise of stock options	6,860	43
Proceeds from common stock issued under the Employee Stock Purchase Plan	291	171
Payment of tax withheld pursuant to stock-based compensation settlements	(5,664)	(1,351)
Repayments on TPC loan	(365)	(370)
Net cash provided by financing activities	674,969	27,881
Effect of exchange rate changes on cash and cash equivalents	1,285	69
Net increase (decrease) in cash and cash equivalents	641,332	(446)
Cash and cash equivalents at beginning of period	177,980	41,307
Cash and cash equivalents at end of period	$819,312	$40,861

Supplemental disclosure of non-cash investing and financing activities:
Capitalized stock-based compensation	$132	$—
Reclassification of warrant liability to equity upon exercise	$116,943	$—
Operating lease right-of-use assets exchanged for new operating lease obligations	$—	$476
Purchases of property and equipment included in accounts payable	$—	$239
Bonus settled in vested share based compensation awards	$—	$2,006

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
D-Wave is a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to its superconducting quantum computer systems and integrated software environment through the LeapTM quantum cloud service. The Company also sells its superconducting quantum computer systems to customers. Historically, the Company has developed its own annealing superconducting quantum computer and associated software, with its current sixth-generation quantum computing system being the Advantage2TM.
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
The Company’s accounting estimates and assumptions may change over time in response to risks and uncertainties, including uncertainty in the current economic environment due to inflation, tariffs, changes in interest rates and monetary policy, various geopolitical conflicts, and any evolutions thereof. The change could be material in future periods. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstances that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from those estimates or assumptions.
Investment in securities
The Company holds investments in the equity securities of privately held companies, which are valued based on their original cost. Adjustments are made for observable price changes in orderly transactions involving identical or similar securities of the same issuer, as there are no quoted market prices available.
The Company also held an investment in a convertible note (the "Note") of Zapata Computing, Inc. ("Zapata"). The Company accounted for the Note as a loan receivable pursuant to ASC 310, as the Note did not meet the definition of a security. On April 1, 2024, Zapata stock began trading on the Nasdaq Stock Market and as such became readily convertible to cash. The Company then bifurcated the conversion feature at fair value.
On October 11, 2024, Zapata announced that it was insolvent and would cease operations. Considering this and other financial information available prior to the balance sheet date as of December 31, 2024, the Note was provisionally determined to be uncollectible, and the Company has recognized a credit loss provision for the entire balance owed of $1.0 million as of December 31, 2024. The charge was recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company was one of two senior-most secured creditors to Zapata. The Note was secured by substantially all of Zapata's assets, including cash accounts, accounts receivables, inventory, contract rights and general intangibles, intellectual property, and equipment, as set forth in the security agreements pertaining to the Note.
Subsequent to the write-off of the Note, in June 2025, the Company recovered the full principal balance of the Note, along with $0.2 million in interest and $0.1 million in legal fees. The recovery was recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, offsetting the previously recorded credit loss provision and legal expenses. The cash received for the principal balance of the Note is presented within investing activities in the statement of cash flows. The interest was recorded within interest income (expense) in the condensed consolidated statements of operations and comprehensive loss.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. The Company did not transfer any assets or liabilities in or out of Level 3 during the six months ended June 30, 2025 or 2024.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of June 30, 2025
Liabilities:
Warrant Liabilities – Public Warrants	1	$36,343
Warrant Liabilities – Private Placement Warrants	2	$54,694
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
For periods subsequent to the detachment of the Public Warrants (as defined below) from the units, the close price of the Public Warrants was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 fair value measurements due to the use of an observable market quote in an active market. The subsequent measurements of the Private Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 fair value measurements due to the use of an observable market quote for the Public Warrants, which are considered to be a similar asset in an active market.
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
Climate Disclosures
In March 2024, the SEC adopted new climate disclosure rules requiring public companies to report on material climate-related risks, greenhouse gas emissions (Scopes 1 and 2), climate-related targets, and the financial impacts of severe weather events. However, following multiple legal challenges, the SEC stayed the implementation of these rules in April 2024 pending judicial review.
On March 27, 2025, the SEC announced it would cease defending these climate disclosure rules in court, effectively withdrawing its support for their enforcement.
On April 4, 2025, a group of 18 states and the District of Columbia moved to hold the cases in abeyance until the SEC amends or rescinds the regulations. The motion was granted by the U.S. Court of Appeals for the Eighth Circuit (the "Court") on April 24, 2025. Further, the Court directed the SEC to file a status report by July 23, 2025 to advise the Court whether the SEC intends to review or reconsider the rules at issue in the case. On July 23, 2025, the SEC requested that the Court lift the abeyance imposed on the litigation for the Court to issue a ruling.
While the rules technically remain in place, their future is uncertain as the litigation continues in the Court (Iowa v. SEC, No. 24-1522).
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Type of products or services
System sales	$1,025	$—	$13,672	$—
QCaaS	1,241	1,779	2,774	3,471
Professional services	785	342	1,562	1,034
Other revenue*	44	62	88	143
Total revenue	$3,095	$2,183	$18,096	$4,648
Timing of revenue recognition
Revenue recognized over time	$3,082	$2,165	$5,419	$4,624
Revenue recognized at a point in time	13	18	12,677	24
Total revenue	$3,095	$2,183	$18,096	$4,648
*Other revenue includes support and maintenance and printed circuit board sales.
During the three months ended June 30, 2025, the Company recognized revenue of $1.0 million from a system upgrade project, which was classified under system sales.

Geographic Information
The following table presents a summary of revenue by geography for the three and six months ended June 30, 2025 and 2024, based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Germany	$1,186	$492	$13,990	$1,005
United States	710	638	1,207	1,361
Japan	156	124	638	449
Canada	268	350	572	545
Switzerland	331	129	552	304
United Kingdom	62	69	227	197
Other	382	381	911	787
Total revenue	$3,095	$2,183	$18,096	$4,648
"Other" includes the rest of Europe, the Middle East, the rest of Asia and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. In accordance with Company policy, the Company has not had any sales in China, Russia or Ukraine.
Significant customers
A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular year or ten percent of outstanding accounts receivable balance as of the period end.
The tables below present the significant customers on a percentage of total revenue basis for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	35%	18%	76%	18%
Customer B	11%	—%	—%	—%
Customer C	—%	10%	—%	—%
As of each of June 30, 2025 and 2024, there were five and one significant customers, respectively, that comprised ten percent or more of outstanding accounts receivable balances.
Contract balances
The following table provides information about accounts receivable, contract assets and liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025	As of December 31, 2024
Trade accounts receivable and contract assets, net:
Trade accounts receivable, net of allowance for doubtful accounts and excluding unbilled receivables	$820	$867
Contract asset for unbilled receivables	622	553
Contract acquisition costs	287	174
Total contract assets	$1,729	$1,594

Contract liabilities:
Deferred revenue, current	$4,906	$18,686
Deferred revenue, non-current	654	670
Customer deposit[1]	—	48
Total contract liabilities	$5,560	$19,404
1Customer deposit is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The allowance for credit losses related to trade accounts receivable was immaterial and $0.2 million as of June 30, 2025 and December 31, 2024. During the three months and six months ended June 30, 2025, the Company recorded $0.1 million write-offs of accounts receivable deemed uncollectible, respectively. During the three months and six months ended June 30, 2024, the Company recorded minimal write-offs of accounts receivable deemed uncollectible.
The revenue recognized in the condensed consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $14.6 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$19,356	$2,748
Deferral of revenue	4,313	4,553
Recognition of deferred revenue	(18,109)	(4,678)
Balance at end of period	$5,560	$2,623
Remaining performance obligations
A significant number of the Company’s product and service sales are short-term in nature with a contract term of one year or less. For those contracts, the Company has utilized the practical expedient in ASC 606-10-50-14, exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
As of June 30, 2025, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $5.3 million, of which approximately 79% is expected to be recognized to revenue in the next 12 months, 91% is expected to be recognized to revenue in the next two years, and 96% is expected to be recognized within three years. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.
4. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Raw materials	$2,446	$1,677
Work-in-process	2	9
Total inventories	$2,448	$1,686
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Prepaid services	$2,058	$977
Interest receivable	995	—
Prepaid software	928	845
Prepaid insurance	458	382
Prepaid rent	108	156
Other	791	1,594
Total prepaid expenses and other current assets	$5,338	$3,954

Other non-current assets, net
Other non-current assets, net consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Investment in equity securities	$2,574	$2,574
Long-term deposits	196	181
Contract acquisition costs, net	287	174
Total	$3,057	$2,929
On January 5, 2024, an entity the Company had invested in was acquired by another entity and the transaction was determined to result in an observable price change in the equity security. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of approximately $1.7 million, recorded in gain on investment in marketable securities on the condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2024.
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
On April 1, 2024 the conversion feature associated with the Note was bifurcated from the debt host instrument in connection with the underlying stock becoming readily convertible to cash as the result of a de-SPAC transaction. As a result, the fair value of the conversion feature of $0.2 million was given separate recognition. During the six months ended June 30, 2024, the fair value of the conversion feature was immaterial, resulting in a loss of $0.2 million recorded to gain on investment in marketable securities on the condensed consolidated statements of operations and comprehensive loss.
On October 11, 2024, Zapata announced that it was insolvent and would cease operations. Considering this and other financial information available prior to the balance sheet date as of December 31, 2024, the Note was provisionally determined to be uncollectible, and the Company has recognized a credit loss provision for the entire balance owed of $1.0 million during the year ended December 31, 2024. The charge was recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company was one of two senior-most secured creditors to Zapata. The Note was secured by substantially all of Zapata's assets, including cash accounts, accounts receivables, inventory, contract rights and general intangibles, intellectual property, and equipment, as set forth in the security agreements pertaining to the Note.
Subsequent to the write-off of the Note, in June 2025, the Company recovered the full principal balance of the Note, along with $0.2 million in interest and $0.1 million in legal fees. The recovery was recorded within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, offsetting the previously recorded credit loss provision and legal expenses. The cash received for the principal balance of the Note is presented within investing activities in the statement of cash flows. The interest was recorded within Other income, net in the condensed consolidated statements of operations and comprehensive loss.
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for additional discussion.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Accrued compensation and related benefits	$7,308	$5,499
Accrued professional services	1,485	529
Other accruals	2,789	2,756
Total accrued expenses and other current liabilities	$11,582	$8,784

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Quantum computer systems	$13,781	$14,471
Lab equipment	7,140	6,862
Computer equipment	4,918	4,701
Leasehold improvements	2,213	1,889
Furniture and fixtures	509	381
Construction-in-progress	1,064	836
Total property and equipment	29,625	29,140
Less: Accumulated depreciation	(25,121)	(25,007)
Total property and equipment, net	$4,504	$4,133
Depreciation expense for the three months ended June 30, 2025 and 2024 was $0.3 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $0.6 million and $0.4 million, respectively.
6. LOANS PAYABLE, NET
As of June 30, 2025 and 2024, loans payable, net, consisted of the SIF Loan, the TPC loan (as defined below) and the Term Loan (as defined below). The following tables show the components of loans payable (in thousands):

	Effective Interest Rate	As of June 30, 2025	As of December 31, 2024
Loans payable, net, current:
TPC Loan, current	Interest free	$—	$348
Total loans payable, net, current		$—	$348
Loans payable, net, non-current:
SIF Loan	Variable[1]	$32,061	$30,128
Total loans payable, net, non-current		$32,061	$30,128
1Refer below for additional information on the SIF Loan repayment period and effective interest rate.
TPC loan
During the period spanning 2010 through 2021, the Company received funding totaling C$12.5 million from Technology Partnerships Canada (the "TPC Loan"). On November 23, 2020, an amendment forgave C$5.0 million of unpaid accrued debt principal and interest from prior years. Additionally, the amendment waived the interest charge on the remaining C$2.5 million of principal and revised the repayment schedule to C$0.5 million due annually on each April 30 through 2025. The TPC loan was fully repaid on April 24, 2025.
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

Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of June 30, 2025, the Company is not aware of any events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of June 30, 2025 and December 31, 2024, the Company calculated a weighted average effective interest rate for all tranches of 2.46% based on the most recent revenue projections at each reporting date.
The estimated fair value of the SIF Loan (Level 3) at June 30, 2025 was $10.1 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenues and the appropriate discount rate.
Term Loan
On April 13, 2023, the Company entered into the Term Loan with PSPIB Unitas Investments II Inc. ("PSPIB"), a related party to the Company's then largest shareholder. Under the Term Loan, term loans in aggregate principal amount of $50.0 million were to be made available to the Company in three tranches, subject to certain terms and conditions.
The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. The Term Loan, originally set to mature on March 31, 2027, was secured by a first-priority security interest in substantially all of the Company's assets and included certain operational and financial covenants. It bore interest at either 10.0% payable in cash or 11.0% PIK, with the latter added to the principal balance. For the three months ended June 30, 2025 and 2024, the Company recognized zero and $0.9 million, respectively, in interest expense. For the six months ended June 30, 2025 and 2024, the Company recognized zero and $1.8 million, respectively, in interest expense.
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

7. WARRANT LIABILITIES
Public and Private Warrants
In conjunction with the Merger, the Company assumed 10,000,000 DPCM public warrants (the "Public Warrants") and 8,000,000 DPCM private warrants (the "Private Warrants"; collectively with the Public Warrants, the "Warrants").
During the six months ended June 30, 2025, 8,636,509 Warrants were exercised by holders in accordance with the Warrant Agreement (as defined below). As a result of these exercises, the Company issued 12,558,471 Common Shares. In connection with the exercises, the Company received cash proceeds of $99.3 million and reclassified $116.9 million, representing the fair value of the warrant liabilities at the time of exercise, from warrant liabilities to additional paid-in capital. The fair value of the liability pertaining to the exercised Warrants was remeasured immediately prior to exercise, and the change in fair value was recognized within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2025, the Company has 9,280,047 Warrants outstanding. As part of the Merger, each DPCM Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one warrant of the Company. The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM and Continental Stock Transfer & Trust Company, as amended by an assignment, assumption and amendment agreement with the Company, and further amended to date (as so amended, the “Warrant Agreement”). Effective as of March 11, 2025, Equiniti Trust Company, LLC serves as the warrant agent under the Warrant Agreement.
Each such Warrant is exercisable at an exercise price of $11.50 for 1.4541326 Common Shares, or an approximate exercise price per Common Share of $7.91 (the "Per Share Exercise Price"), subject to adjustments. The Warrants may be exercised for a whole number of Common Shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on August 5, 2027, or earlier upon redemption or liquidation.
The Private Warrants are identical to the Public Warrants except that, so long as they are held by the initial purchasers or their permitted transferees, the Private Warrants are exercisable by the holders on a cashless basis and are non-redeemable by the Company except as described in the third bullet below. If the Private Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company may redeem the outstanding Public Warrants:
•in whole and not in part;
•at $0.01 per Warrant upon a minimum of 30 days' prior written notice of redemption; provided that the last reported sales price of the Common Shares for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which such prior written notice is given (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalization and the like, the "Reference Value") equals or exceeds $18.00 per share;
•alternatively, at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that the Reference Value equals or exceeds $10.00 per share, and if the Reference Value is less than $18.00 per share, the outstanding Private Warrants must also be concurrently called for redemption on the same terms as the Public Warrants; and provided further, that the holders may elect to exercise their Warrants on a "cashless basis" prior to redemption and receive a "make-whole exercise" number of Common Shares determined based on the redemption date relative to the remaining period to expiration of the Warrants and the fair market value per Common Share (as described in the Warrant Agreement); and
•if, and only if, there is an effective registration statement covering the issuance of the Common Shares issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.

If the Company calls Warrants for redemption as described in either the second or third bullet above, the Company will have the option to require all holders of such Warrants to exercise the Warrants on a “cashless basis,” as described in the Warrant Agreement.
The exercise price and number of Common Shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuance of Common Shares at a price below the Per Share Exercise Price. Additionally, in no event will the Company be required to net cash settle the Warrants.
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the conversion ratio of 0.889657 (the "Conversion Ratio") established in the Merger. The warrants vest based on various contractual milestones. The warrant agreement was terminated on November 28, 2022. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of June 30, 2025, no additional Warrant Preferred Shares were vested and/or were probable of vesting.
8. STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In April 2020, the Board of Directors of D-Wave Systems approved the 2020 Equity Incentive Plan (the "2020 Plan") which provides for the grant of qualified incentive stock options ("ISO") and non-qualified stock options ("NSO"), restricted stock, RSU or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. Following the Merger, awards outstanding under the 2020 Plan continued to be governed by the 2020 Plan; however, the Company will not grant any further awards under the 2020 Plan.
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
Share-based compensation awards are settled by issuing new shares.
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2024	10,984,738	1.67	6.64	75,270
Granted	—	—
Exercised	(4,202,187)	1.65
Forfeited and expired	(6,118)	4.73
Outstanding as of June 30, 2025	6,776,433	1.67	6.31	87,857
Options exercisable as of June 30, 2025	5,652,479	1.48	5.91	74,408
Options unvested as of June 30, 2025	1,123,954	2.67	8.33	13,449
During the six months ended June 30, 2025 and 2024, the total intrinsic value of options exercised was $63.5 million and immaterial, respectively.

Restricted stock unit awards
The following table summarizes the restricted stock unit ("RSU") activity and related information under the 2022 Plan:

	Number of RSUs	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2024	8,787,022	2.25
Granted	4,773,987	9.28
Forfeited and expired	(166,418)	4.88
Vested	(2,499,947)	2.47
Unvested as of June 30, 2025	10,894,644	5.24
Employee Stock Purchase Plan
During the six months ended June 30, 2025, 95,331 Common Shares were issued under the Employee Stock Purchase Plan (the "ESPP"), and compensation cost recognized related to the ESPP was $0.2 million.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$231	$154	$373	$329
Research and development	2,329	1,311	3,783	2,432
General and administrative	3,083	2,248	4,900	4,206
Sales and marketing	1,028	508	1,608	763
Total stock-based compensation	$6,671	$4,221	$10,664	$7,730
During the three months ended June 30, 2025 and 2024, total compensation cost capitalized as part of property and equipment and intangible assets was $0.1 million and zero, respectively. During the six months ended June 30, 2025 and 2024, total compensation cost capitalized as part of property and equipment and intangible assets was $0.1 million and zero, respectively.
As of June 30, 2025, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $52.5 million. This amount is based on an estimated future forfeiture rate of 2.34% per year and will be recognized over a weighted-average period of approximately 3.41 years.
9. COMMITMENTS AND CONTINGENCIES
Lease obligations
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended June 30, 2025 and 2024, total operating lease costs were $0.5 million and $0.6 million, respectively. Total operating lease costs were $1.0 million for each of the six months ended June 30, 2025 and 2024.
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
As of June 30, 2025, the Company was not subject to any material litigation or pending litigation claims.
10. NET LOSS PER SHARE
The following tables set forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,
	2025	2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(167,329)	$(17,778)
Denominator:
Weighted-average common stock outstanding	302,288,793	172,139,085
Net loss per share attributable to common stockholders - basic and diluted	$(0.55)	$(0.10)

	Six Months Ended June 30,
	2025	2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(172,750)	$(35,090)
Denominator:
Weighted-average common stock outstanding	294,398,419	166,723,787
Net loss per share attributable to common stockholders - basic and diluted	$(0.59)	$(0.21)
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Six Months Ended June 30,
	2025	2024
Public Warrants as converted to Common Shares (Note 7)	5,387,118	14,420,065
Private Warrants as converted to Common Shares (Note 7)	8,107,302	11,633,060
D-Wave Systems Warrant Preferred Shares as converted to Common Shares (Note 7)	1,155,713	1,155,713
Stock options issued and outstanding	6,776,433	12,966,583
Unvested restricted stock unit awards	10,894,644	10,237,298
Total	32,321,210	50,412,719

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
The following table sets forth the long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, by geographic area as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Canada	$10,883	$11,005
United States	470	381
Other	66	8
Total long-lived assets	$11,419	$11,394
12. SUBSEQUENT EVENTS
The Company has evaluated all events occurring through August 7, 2025, the date on which the condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:

Lease Agreement
On July 1, 2025, we entered into an operating lease commitment related to one mixed-use office and industrial property adjacent to our Burnaby, BC facility. The lease is expected to commence in the first quarter of 2026. Upon commencement, we expect to recognize aggregate right‑of‑use assets and lease liabilities of approximately $1.0 million.

Warrant Exercises
Subsequent to the end of the quarter, 1,308,658 Warrants were exercised by holders in accordance with the Warrant Agreement. As a result of these exercises, the Company issued 1,902,962 Common Shares. In connection with the exercises, the Company received cash proceeds of $15.0 million.

Equipment Financing Agreement
On August 1, 2025, we entered into an equipment financing agreement. The agreement provides for a total conditional commitment of $13.8 million, with an initial draw of $0.5 million made at execution. The remaining commitment is available until February 1, 2027, which may be extended to August 1, 2027 if at least $11.5 million is drawn by that date. A commitment fee of 1% of the conditional commitment is payable upon the initial draw, and the lender will receive a ten-year warrant to purchase 21,563 Common Shares at an exercise price of $16.05 per share. A non-utilization fee of 3% will apply to the undrawn portion of the first $11.5 million as of the termination date (defined as either February 1, 2027 or August 1, 2027, as applicable).
We will execute one or more equipment financing schedules to evidence each draw. The interest rate for each schedule is based on a spread of approximately 2.2% over the Prime Rate (which was 7.5% at the time of signing) and are fixed at the rate applicable to each respective schedule. However, the rate will not fall below the rate of the initial schedule, which is 9.7%. The lender will hold a first-priority security interest in all financed equipment.

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
Overview
We are a commercial quantum computing company that provides customers with a full suite of professional services and web-based access to our superconducting quantum computer systems, integrated software environment through our LeapTM quantum cloud service, and sells superconducting annealing quantum computer systems. Historically, we have developed our own annealing superconducting quantum computer and associated software, and our current generation quantum system is the D-Wave Advantage2TM system. We are a leader in the development and delivery of quantum computing systems, software and services, and we are the world’s first commercial supplier of quantum computers.
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
During the three months ended June 30, 2025 and 2024, we generated revenue totaling $3.1 million and $2.2 million, respectively. During the six months ended June 30, 2025 and 2024, we generated revenue totaling $18.1 million and $4.6 million, respectively. We have incurred significant operating losses since inception. For the three months ended June 30, 2025 and 2024, our net losses were $167.3 million and $17.8 million, respectively. For the six months ended June 30, 2025 and 2024, our net losses were $172.8 million and $35.1 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of June 30, 2025, we had an accumulated deficit of $799.7 million.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.
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

Revenue from quantum computing system sales is recognized at a point in time when control transfers to the customer, typically upon delivery or installation, based on the terms of the sales contract. Revenue from system upgrade projects is recognized over time using an input method, measuring progress based on costs incurred to date relative to total estimated costs. This approach is applied to upgrade projects that span multiple reporting periods and meet the criteria for over-time revenue recognition in accordance with ASC 606. Both revenue from quantum computing system sales and revenue from system upgrade projects are classified within system sales in our financial statements.
While we expect that QCaaS revenue would increase both in dollar terms and as a share of total revenue (excluding system sales), as of the end of the period covered by this Form 10-Q, professional services revenue has grown more rapidly—both in dollar terms and as a share of total revenue (excluding system sales). This increase reflects our continued efforts to promote our QCaaS cloud platform by supporting customers through the development and deployment of quantum applications. Customers often engage with our professional service team to gain the knowledge and support needed to effectively use our QCaaS cloud platform. We continue to view professional services as a strategic enabler for long-term QCaaS growth. Meanwhile, quantum computing system revenue may still impact our overall product mix in periods when recognized, although this revenue is expected to remain irregular and intermittent.
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
We expect our total cost of revenue to trend upward in absolute dollars in future periods, corresponding to our anticipated growth in revenue and the higher costs that are necessary to support our customers, maintain the QCaaS cloud offering, operate our quantum computing systems, and deliver our professional services. In the short term, we expect an increase in our cost of revenue as a percentage of total revenue, driven by a higher proportion of professional services, which carry higher delivery costs compared to QCaaS. However, over the long term, we expect this percentage to decline as QCaaS makes up a larger share of our revenue mix, given its lower delivery cost relative to professional services.
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
We expect our research and development expenses will trend upward on an absolute dollar basis for the foreseeable future as we continue to invest in research and development efforts to enhance the performance of our annealing quantum computers, further develop our gate model quantum computer, advance our superconducting bump bond process, upgrade our printed circuit board packaging manufacturing, and to broaden the functionality, and improve the reliability, availability and scalability of our QCaaS cloud platform. If in the future we receive government grants and research incentives, which have historically offset a portion of research and development costs, these costs could decrease in absolute dollars. Also, non-cash share based compensation expenses may cause upward and downward fluctuations in these costs from time to time.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Variance
(In thousands, except share and per share data)	2025	2024	Amount	%
Revenue	$3,095	$2,183	$912	42%
Cost of revenue	1,119	795	324	41%
Total gross profit	1,976	1,388	588	42%
Operating expenses:
Research and development	12,694	8,355	4,339	52%
General and administrative	9,151	7,471	1,680	22%
Sales and marketing	6,633	4,401	2,232	51%
Total operating expenses	28,478	20,227	8,251	41%
Loss from operations	(26,502)	(18,839)	(7,663)	41%
Other income (expense), net:
Interest expense	(206)	(1,160)	954	(82)%
Change in fair value of Term Loan	—	(275)	275	(100)%
Gain (loss) on investment in marketable securities	—	(157)	157	100%
Change in fair value of warrant liabilities	(142,048)	2,195	(144,243)	(6,571)%
Other income (expense), net	1,427	458	969	212%
Total other income (expense), net	(140,827)	1,061	(141,888)	(13,373)%
Net loss	$(167,329)	$(17,778)	$(149,551)	841%
Foreign currency translation adjustment	787	22	765	3,477%
Net comprehensive loss	$(166,542)	$(17,756)	$(148,786)	838%
Revenue
Revenue increased by $0.9 million, or 42%, to $3.1 million for the three months ended June 30, 2025 as compared to $2.2 million for the three months ended June 30, 2024. The increase was primarily driven by revenue from a system upgrade project of $1.0 million and an increase in professional service revenue of $0.4 million, partially offset by a decrease in QCaaS revenue of $0.5 million. Revenue from system upgrade projects is recognized over time using an input method, measuring progress based on costs incurred to date relative to total estimated costs.
Cost of Revenue
Cost of revenue increased by $0.3 million, or 41%, to $1.1 million for the three months ended June 30, 2025 as compared to $0.8 million for the three months ended June 30, 2024. The increase in cost of revenue was primarily due to an increase in infrastructure costs of $0.2 million, system upgrade related costs of $0.1 million and an increase in stock-based compensation expense of $0.1 million.

Operating Expenses
Research and Development Expenses
Research and development expenses increased by $4.3 million, or 52%, to $12.7 million for the three months ended June 30, 2025 compared to $8.4 million for the three months ended June 30, 2024. The increase was primarily driven by increases in fabrication costs of $1.6 million, personnel expenses of $1.2 million, stock-based compensation expense of $1.1 million, and professional fees of $0.2 million.
General and Administrative Expenses
General and administrative expenses increased by $1.7 million, or 22%, to $9.2 million for the three months ended June 30, 2025 as compared to $7.5 million for the three months ended June 30, 2024. The increase was primarily driven by increases in professional fees of $1.2 million, personnel expenses of $1.0 million and stock-based compensation expense of $0.8 million, partially offset by decreases in bad debt expenses of $1.2 million, due primarily to recovery of the Zapata Note (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 4 - Balance sheet details to the accompanying condensed consolidated financial statements).
Sales and Marketing Expenses
Sales and marketing expenses increased by $2.2 million, or 51%, to $6.6 million for the three months ended June 30, 2025 as compared to $4.4 million for the three months ended June 30, 2024. The increase was primarily driven by increases in personnel costs of $1.3 million, stock-based compensation expense of $0.5 million and marketing expenses of $0.2 million.
Other Income (Expense), net
Interest Expense
Interest expense decreased by $1.0 million, or 82%, to $0.2 million for the three months ended June 30, 2025 as compared to $1.2 million for the three months ended June 30, 2024. The decrease is primarily due to interest expenses related to the Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"). The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. Refer to Note 6 - Loans payable, net to the accompanying condensed consolidated financial statements for further details.
Change in fair value of Term Loan
Change in fair value of Term Loan was zero for the three months ended June 30, 2025 as compared to an increase of $0.3 million for the three months ended June 30, 2024. On April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting for the Term Loan (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, were recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varied primarily based on the market yield rate, market yield volatility and the probabilities of various settlement scenarios. The Company fully repaid and extinguished the Term Loan on October 22, 2024; as a result, no fair value change was recorded for the three months ended June 30, 2025.
Gain on investment in marketable securities
Gain on investment in marketable securities was zero for the three months ended June 30, 2025 as compared to a loss of $0.2 million for the three months ended June 30, 2024. The loss for the three months ended June 30, 2024 resulted from the decrease in fair value of the conversion feature of the Zapata convertible notes (see Note 4 - Balance sheet details to the accompanying condensed consolidated financial statements). There was no similar activity for the three months ended June 30, 2025.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities was an increase of $142.0 million for the three months ended June 30, 2025 as compared to a decrease of $2.2 million for the three months ended June 30, 2024. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 7 - Warrant Liabilities to the accompanying condensed consolidated financial statements). The trading price of the Public Warrants increased during the three months ended June 30, 2025, generally correlated with the appreciation of the Company’s common stock, resulting in a corresponding increase in the fair value of the warrant liabilities.

Other income (expense), net
Other income (expense), net increased by $1.0 million or 212%, to a net other expense of $1.4 million for the three months ended June 30, 2025 as compared to net other income of $0.5 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in interest income of $4.1 million due primarily to interest earned on higher cash and cash equivalent balances, partially offset by the impact of net foreign exchange loss of $3.1 million driven by depreciation of the U.S. Dollar against certain foreign currencies.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Variance
(In thousands, except share and per share data)	2025	2024	Amount	%
Revenue	$18,096	$4,648	$13,448	289%
Cost of revenue	2,243	1,601	642	40%
Total gross profit	15,853	3,047	12,806	420%
Operating expenses:
Research and development	22,982	16,880	6,102	36%
General and administrative	17,108	15,037	2,071	14%
Sales and marketing	13,556	7,485	6,071	81%
Total operating expenses	53,646	39,402	14,244	36%
Loss from operations	(37,793)	(36,355)	(1,438)	4%
Other income (expense), net:
Interest expense	(432)	(2,300)	1,868	(81)%
Change in fair value of Term Loan	—	924	(924)	(100)%
Gain (loss) on investment in marketable securities	—	1,503	(1,503)	(100)%
Change in fair value of warrant liabilities	(138,105)	(457)	(137,648)	30,120%
Other income (expense), net	3,580	1,595	1,985	124%
Total other income (expense), net	(134,957)	1,265	(136,222)	(10,769)%
Net loss	$(172,750)	$(35,090)	$(137,660)	392%
Foreign currency translation adjustment	1,285	69	1,216	1,762%
Net comprehensive loss	$(171,465)	$(35,021)	$(136,444)	390%
Revenue
Revenue increased by $13.4 million, or 289%, to $18.1 million for the six months ended June 30, 2025 as compared to $4.6 million for the six months ended June 30, 2024. The increase was primarily driven by system sales of $13.7 million and an increase in professional service revenue of $0.5 million, partially offset by a decrease in QCaaS revenue of $0.7 million.
Cost of Revenue
Cost of revenue increased by $0.6 million, or 40%, to $2.2 million for the six months ended June 30, 2025 as compared to $1.6 million for the six months ended June 30, 2024. The increase in cost of revenue was primarily due to system sales-related costs of $0.3 million and an increase in infrastructure costs of $0.3 million.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $6.1 million, or 36%, to $23.0 million for the six months ended June 30, 2025 compared to $16.9 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in fabrication costs of $2.0 million, personnel costs of $1.9 million and stock-based compensation expense of $1.4 million, professional fees of $0.3 million and travel expenses of $0.2 million.

General and Administrative Expenses
General and administrative expenses increased by $2.1 million, or 14%, to $17.1 million for the six months ended June 30, 2025 as compared to $15.0 million for the six months ended June 30, 2024. The increase was primarily driven by increases in professional fees of $1.5 million, personnel expenses of $1.3 million and stock-based compensation expense of $0.7 million, partially offset by a decrease in bad debt expenses of $1.3 million, due primarily to recovery of the Zapata Note (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 4 - Balance sheet details to the accompanying condensed consolidated financial statements).
Sales and Marketing Expenses
Sales and marketing expenses increased by $6.1 million, or 81%, to $13.6 million for the six months ended June 30, 2025 as compared to $7.5 million for the six months ended June 30, 2024. The increase was primarily driven by increases in personnel costs of $3.4 million, marketing expenses of $1.3 million, stock-based compensation expense of $0.8 million and travel expenses of $0.2 million.
Other Income (Expense), net
Interest Expense
Interest expense decreased by $1.9 million, or 81%, to $0.4 million for the six months ended June 30, 2025 as compared to $2.3 million for the six months ended June 30, 2024. The decrease is primarily due to interest expenses related to the Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"). The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. Refer to Note 6 - Loans payable, net to the accompanying condensed consolidated financial statements for further details.
Change in fair value of Term Loan
Change in fair value of Term Loan was zero for the six months ended June 30, 2025 as compared to $0.9 million for the six months ended June 30, 2024. On April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting for the Term Loan (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, were recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varied primarily based on the market yield rate, market yield volatility and the probabilities of various settlement scenarios. The Company fully repaid and extinguished the Term Loan on October 22, 2024; as a result, no fair value change was recorded for the six months ended June 30, 2025.
Gain on investment in marketable securities
Gain on investment in marketable securities was zero for the six months ended June 30, 2025 as compared to $1.5 million for the six months ended June 30, 2024. On January 5, 2024, an investee of the Company was acquired for a combination of cash and stock in an observable orderly transaction. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of $1.7 million, partially offset by a loss associated with the fair value of the conversion feature of the Zapata Note. There was no similar activity for the six months ended June 30, 2025.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities was an increase of $138.1 million for the six months ended June 30, 2025 as compared to an increase of $0.5 million for the six months ended June 30, 2024. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 7 - Warrant Liabilities to the accompanying condensed consolidated financial statements). The trading price of the Public Warrants increased during the six months ended June 30, 2025, generally in line with the appreciation of the Company’s common stock, resulting in a corresponding increase in the fair value of the warrant liabilities.
Other income (expense), net
Other income (expense), net increased by $2.0 million or 124%, to a net other income of $3.6 million for the six months ended June 30, 2025 as compared to a net other income of $1.6 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in interest income of $6.9 million due primarily to interest earned on higher cash and cash equivalent balances, partially offset by the impact of net foreign exchange loss of $4.9 million driven by depreciation of the U.S. Dollar against certain foreign currencies.

Liquidity and Capital Resources
Lincoln Park Purchase Agreement
In conjunction with the Merger with DPCM, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 (the "Purchase Agreement") which provided D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement provided the Company with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding shares of common stock of the Company, par value $0.0001 (the "Common Shares") and a floor price of $1.00 at or below which the Company could not sell to Lincoln Park any Common Shares. For shares sold by the Company to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its sole discretion. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price was required to be above the floor price of $1.00. During the six months ended June 30, 2025, the Company issued 3,873,113 Common Shares to Lincoln Park under the Purchase Agreement, resulting in $37.8 million of net proceeds. As of June 30, 2025, D-Wave had completed 100% of the issuances available under the Purchase Agreement.
At-the-Market Offerings
On May 24, 2024, the Company entered into an at-the-market sales agreement (the "$100M ATM") with Needham & Company, LLC, B. Riley Securities, Inc., and Roth Capital Partners, LLC (the "$100M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $100.0 million through or to the $100M ATM Agents. During the year ended December 31, 2024, the Company received $97.2 million in net proceeds through the issuance of 49,812,287 Common Shares. As of June 30, 2025, D-Wave had completed 100% of the issuances available under the $100M ATM.
On December 9, 2024, the Company entered into a new at-the-market sales agreement (the "$75M ATM") with Needham & Company, LLC, Roth Capital Partners, LLC, B. Riley Securities, Inc., and Craig-Hallum Capital Group, LLC (the "$75M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $75.0 million through or to the $75M ATM Agents. During the year ended December 31, 2024, the Company received $72.9 million in net proceeds through the issuance of 15,576,628 Common Shares. As of June 30, 2025, D-Wave had completed 100% of the issuances available under the $75M ATM.
On January 10, 2025, the Company entered into another at-the-market sales agreement (the "$150M ATM") with Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., Roth Capital Partners, LLC, The Benchmark Company, LLC, and Craig-Hallum Capital Group, LLC (the "$150M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $150.0 million through or to the $150M ATM Agents. As of June 30, 2025, the Company has received $146.1 million in net proceeds through the issuance of 24,604,021 Common Shares. As of June 30, 2025, D-Wave had completed 100% of the issuances available under the $150M ATM.
On June 10, 2025, the Company entered into another at-the-market sales agreement (the "$400M ATM") with Needham & Company, LLC, Evercore Group L.L.C., TD Securities (USA) LLC, Canaccord Genuity LLC, Mizuho Securities USA LLC, Piper Sandler & Co., Craig-Hallum Capital Group LLC and Rosenblatt Securities Inc. (collectively, the “$400M ATM Agents”). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $400.0 million through or to the $400M ATM Agents. As of June 30, 2025, the Company has received $390.6 million in net proceeds through the issuance of 26,344,831 Common Shares. As of June 30, 2025, D-Wave had completed 100% of the issuances available under the $400M ATM.
Sales under these agreements are classified as "at-the-market" equity offerings under Rule 415(a)(4) of the Securities Act and may be conducted on the NYSE or other trading platforms. The $100M ATM Agents, $75M ATM Agents, $150M ATM Agents and $400M ATM Agents (collectively, the "Agents") used commercially reasonable efforts to sell shares based on the Company’s instructions. The compensation to the Agents was up to 3.0% of the gross sales price, along with expense reimbursements. The Company has also agreed to provide indemnification against certain liabilities under the Securities Act.
The Company was not obligated to sell shares under any of these agreements. Each agreement could have been terminated by: (a) the election of the applicable Agents upon the occurrence of certain adverse events, (b) five business days’ advance notice from the Company to the applicable Agents or five days’ advance notice from any of the applicable Agents to the Company or (c) otherwise by mutual agreement of the parties pursuant to the terms of the applicable sales agreement.

Warrant exercises
During the six months ended June 30, 2025, 8,636,509 Warrants were exercised by holders in accordance with the terms of the Warrant Agreement. As a result of these exercises, the Company issued 12,558,471 Common Shares, in exchange for cash proceeds of $99.3 million.
Repayment of the Term Loan
In addition, we successfully repaid a significant portion of our outstanding debt obligations, including the Term Loan with PSPIB, a related party to a major shareholder of the Company as of December 31, 2024, that was initially entered into on April 13, 2023 (the "Closing Date"). The Term Loan, outlined in Note 6 - Loans payable, net to the condensed consolidated financial statements, provided for $50.0 million in three tranches, subject to certain terms and conditions. The Company drew down two tranches totaling $30.0 million and, on October 22, 2024, the Company had prepaid the entire Term Loan, including $30.0 million in principal and $4.3 million in accrued PIK interest.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating Activities	$(34,565)	$(26,587)
Investing Activities	(357)	(1,809)
Financing Activities	674,969	27,881
Effect of exchange rate changes on cash and cash equivalents	1,285	69
Net increase (decrease) in cash and cash equivalents	$641,332	$(446)
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
For the six months ended June 30, 2025, net cash used in operating activities was $34.6 million, an increase of $8.0 million from $26.6 million for the six months ended June 30, 2024. The change is primarily due to an increase in noncash items added back to net loss of $144.9 million, offset by an increase in net loss of $137.7 million and a decrease in cash absorbed by working capital of $15.2 million (primarily related to recognition of deferred revenue). The increase in noncash items was primarily due to an increase in change in fair value of warrant liabilities of $137.6 million, an increase in unrealized foreign exchange loss of $3.3 million and an increase in stock-based compensation of $2.9 million. The decrease in cash absorbed by working capital was primarily driven by an increased change in deferred revenue of $13.7 million and an increased change in prepaid expenses and other current assets.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 was $0.4 million, a decrease of $1.5 million from $1.8 million for the six months ended June 30, 2024. The decrease primarily reflects the absence of a $1.0 million purchase of a convertible note, partially offset by the absence of $0.3 million in proceeds from sales of marketable securities and an increase in purchase of property and equipment of $0.3 million. Both the purchase of a convertible note and sales of marketable securities occurred during the six months ended June 30, 2024, but not in the current period.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2025 was $675.0 million, an increase of $647.1 million from $27.9 million for the six months ended June 30, 2024. The increase is primarily due to an increase in proceeds from the issuance of common stock pursuant to at-the-market offerings of $527.6 million, an increase in proceeds from issuance of common stock upon exercise of Warrants of $99.3 million, an increase in proceeds from the issuance of common stock pursuant to the Purchase Agreement with Lincoln Park of $17.5 million and an increase in proceeds from the issuance of common stock upon exercise of stock options of $6.8 million, partially offset by an increase in payment of tax withheld pursuant to stock-based compensation settlements of $4.3 million.

Contractual Obligations and Commitments
As of June 30, 2025, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Estimates
Except as noted below, there have been no material changes to our critical accounting policies from those disclosed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” section of our Annual Report on Form 10-K for the year ended December 31, 2024.
Revenue from system upgrade projects is recognized over time using an input method, measuring progress based on costs incurred to date relative to total estimated costs. This method is applied to upgrade projects that span multiple reporting periods and meet the over-time revenue recognition criteria under ASC 606. The estimation of total project costs requires significant judgment and is based on various factors, including historical cost experience, anticipated labor productivity, and the complexity of the work to be performed. These cost estimates are reassessed regularly throughout the life of the project, and any changes in estimates are accounted for in the period in which the change is identified. Revisions to total estimated costs can affect the amount and timing of revenue recognized, and may result in cumulative catch-up adjustments to revenue in the period of change. If estimates indicate that a contract will result in a loss, the entire estimated loss is recognized immediately in cost of revenue.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025, with the exception of the risk factor discussed below.
We will no longer qualify as an “emerging growth company” or a “smaller reporting company” as of December 31, 2025 and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies.
We are currently an “emerging growth company”, as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As such, we are eligible for, and intend to take advantage of, certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including:
•the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and

•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, until such time that we no longer qualify as an emerging growth company.
We are also currently a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an ability to provide simplified executive compensation information and only two years of audited financial statements in an Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. We may take advantage of certain of the scaled disclosures available to smaller reporting companies in our next annual report on Form 10-K for the period ending December 31, 2025.
Investors may find our securities less attractive to the extent that we rely on these exemptions, which may result in a less active trading market for the Common Shares and the price of the Common Shares may be more volatile.
We will be deemed a "large accelerated filer" under the Exchange Act as of December 31, 2025 because the market value of our Common Shares held by non-affiliates exceeded $700 million as of June 30, 2025. In addition, our fifth anniversary of the date of the first sale of common equity securities pursuant to an effective Securities Act registration statement will occur in October 2025. As a result, we will cease to qualify as an emerging growth company as of December 31, 2025, and as such, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to emerging growth companies effective as of December 31, 2025.
In addition, based on the market value of our Common Shares held by non-affiliates as of June 30, 2025, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to smaller reporting companies beginning with our quarterly report on Form 10-Q for the quarterly period ending March 31, 2026.
We expect that the loss of our emerging growth company and smaller reporting company statuses and compliance with various additional reporting requirements will increase our legal and financial compliance costs. If these additional reporting requirements divert the attention of our management and personnel from other business concerns, or if we fail to comply with these additional requirements in a timely manner, or at all, our business and results of operations could be harmed and the trading price of our Common Shares may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
From time to time, some of the Company’s directors or executive officers may determine that it is advisable to diversify their investments for personal financial planning reasons or may seek liquidity for other reasons and may sell shares of common stock of the Company. To effect such sales, from time to time, some of the Company’s executive officers or directors may enter into trading plans that are designed to comply with the Company’s Amended and Restated Securities Trading Policy and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
During the three months ended June 30, 2025, the following directors of the Company each adopted a "Rule 10b5-1 trading arrangement", as such term is defined under Item 408 of Regulation S-K:

Name of Director	Date of Adoption	Expiration Date of Trading Arrangement[1]	Aggregate Number of Securities to be Sold
Rohit Ghai	June 13, 2025	June 30, 2026	Up to 43,518 shares of common stock issuable upon vesting of restricted stock units
John DiLullo	June 15, 2025	December 31, 2026	Up to 34,050 shares of common stock issuable upon vesting of restricted stock units
1 The trading arrangement may end earlier if all transactions under the trading arrangement are completed prior to the expiration date.
During the three months ended June 30, 2025, none of the Company's other directors or officers adopted a "Rule 10b5-1 trading arrangement, and none of the Company’s directors or officers modified or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1#	D-Wave Quantum Inc. Severance Policy.	D-Wave Quantum Inc.	8-K	10.1	May 7, 2025
10.2#	Form of Participation Agreement pursuant to the D-Wave Quantum Inc. Severance Policy.	D-Wave Quantum Inc.	8-K	10.2	May 7, 2025
10.3#	Second Amendment to Amended and Restated Employment Agreement, effective May 6, 2025, by and between D-Wave Quantum Inc. and Alan Baratz.	D-Wave Quantum Inc.	8-K	10.3	May 7, 2025
10.4#	Third Amendment to Employment Agreement, effective May 6, 2025, by and between D-Wave Quantum Inc. and John Markovich.	D-Wave Quantum Inc.	8-K	10.4	May 7, 2025
10.5#	Third Amendment to Amended and Restated Employment Agreement effective May 6, 2025, by and between D-Wave Quantum Inc. and Diane Nguyen.	D-Wave Quantum Inc.	8-K	10.5	May 7, 2025
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#    Indicates management contract or compensatory plan or arrangement.
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

D-Wave Quantum Inc.

August 7, 2025	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)