Form 10-Q
period 2025-09-30
D-Wave Quantum Inc.
filed 2025-11-06
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 5, 2025, there were 346,718,581 outstanding shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 3,403,222 exchangeable shares outstanding as of November 5, 2025, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

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

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$836,231	$177,980
Trade accounts receivable, net of allowance for credit losses of $1 and $176	1,927	1,420
Inventories	2,831	1,686
Prepaid expenses and other current assets	7,150	3,954
Total current assets	848,139	185,040
Property and equipment, net	5,608	4,133
Operating lease right-of-use assets	6,716	7,261
Intangible assets, net	803	490
Other non-current assets, net	4,554	2,929
Total assets	$865,820	$199,853

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$992	$815
Accrued expenses and other current liabilities	9,496	8,784
Current portion of operating lease liabilities	1,491	1,512
Loans payable, net, current	144	348
Deferred revenue, current	3,389	18,686
Total current liabilities	15,512	30,145
Warrant liabilities	140,970	69,875
Operating lease liabilities, net of current portion	6,101	6,389
Loans payable, net, non-current	32,054	30,128
Deferred revenue, non-current	629	670
Total liabilities	195,266	137,207

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both September 30, 2025 and December 31, 2024; 345,971,195 shares and 266,595,867 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	34	27
Additional paid-in capital	1,619,322	700,069
Accumulated deficit	(939,676)	(626,940)
Accumulated other comprehensive loss	(9,126)	(10,510)
Total stockholders' equity	670,554	62,646
Total liabilities and stockholders’ equity	$865,820	$199,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$3,739	$1,870	$21,835	$6,518
Cost of revenue	1,070	827	3,313	2,428
Total gross profit	2,669	1,043	18,522	4,090
Operating expenses:
Research and development	14,075	8,668	37,057	25,548
General and administrative	9,383	9,259	26,491	24,296
Sales and marketing	6,947	3,752	20,503	11,237
Total operating expenses	30,405	21,679	84,051	61,081
Loss from operations	(27,736)	(20,636)	(65,529)	(56,991)
Other income (expense), net:
Interest expense	(201)	(1,180)	(633)	(3,480)
Change in fair value of Term Loan	—	(1,559)	—	(635)
Gain (loss) on investment in marketable securities	850	(8)	850	1,495
Change in fair value of warrant liabilities	(121,859)	476	(259,964)	19
Other income, net	8,960	195	12,540	1,790
Total other income (expense), net	(112,250)	(2,076)	(247,207)	(811)
Net loss	$(139,986)	$(22,712)	$(312,736)	$(57,802)
Net loss per share, basic and diluted	$(0.41)	$(0.11)	$(1.01)	$(0.32)
Weighted-average shares used in computing net loss per share, basic and diluted	342,204,831	201,585,533	310,509,005	178,406,948

Comprehensive loss:
Net loss	$(139,986)	$(22,712)	$(312,736)	$(57,802)
Foreign currency translation adjustment	99	(151)	1,384	(82)
Net comprehensive loss	$(139,887)	$(22,863)	$(311,352)	$(57,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended September 30, 2025
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at June 30, 2025	339,837,650	$33	$1,503,136	$(799,690)	$(9,225)	$694,254
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	1,030,091	1	1,366	—	—	1,367
Issuance of common stock in connection with exercise of warrants	5,103,454	—	112,544	—	—	112,544
Stock-based compensation	—	—	6,598	—	—	6,598
Tax withholding related to vesting of restricted stock units	—	—	(4,322)	—	—	(4,322)
Foreign currency translation adjustment, net of tax	—	—	—	—	99	99
Net loss	—	—	—	(139,986)	—	(139,986)
Balances at September 30, 2025	345,971,195	$34	$1,619,322	$(939,676)	$(9,126)	$670,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended September 30, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at June 30, 2024	186,073,087	$18	$507,067	$(518,151)	$(10,448)	$(21,514)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	10,621,447	1	11,898	—	—	11,899
Issuance of common stock in connection with the ATM agreement, net of issuance costs	11,058,026	1	11,586	—	—	11,587
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	211,033	—	41	—	—	41
Stock-based compensation	—	—	4,054	—	—	4,054
Tax withholding related to vesting of restricted stock units	—	—	(119)	—	—	(119)
Foreign currency translation adjustment, net of tax	—	—	—	—	(151)	(151)
Net loss	—	—	—	(22,712)	—	(22,712)
Balances at September 30, 2024	207,963,593	$20	$534,527	$(540,863)	$(10,599)	$(16,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2025
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2024	266,595,867	$27	$700,069	$(626,940)	$(10,510)	$62,646
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	3,873,113	—	37,787	—	—	37,787
Issuance of common stock in at-the-market offerings, net of issuance costs	50,948,852	5	536,736	—	—	536,741
Issuance of common stock in connection with the Employee Stock Purchase Plan	95,331	—	291	—	—	291
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	6,796,107	1	8,226	—	—	8,227
Issuance of common stock in connection with exercise of warrants	17,661,925	1	328,805			328,806
Stock-based compensation	—	—	17,394	—	—	17,394
Tax withholding related to vesting of restricted stock units	—	—	(9,986)	—	—	(9,986)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,384	1,384
Net loss	—	—	—	(312,736)	—	(312,736)
Balances at September 30, 2025	345,971,195	$34	$1,619,322	$(939,676)	$(9,126)	$670,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2024
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2023	161,113,744	$16	$469,081	$(483,061)	$(10,517)	$(24,481)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	25,569,997	2	32,185	—	—	32,187
Issuance of common stock in connection with the ATM agreement, net of issuance costs	19,337,124	2	20,686	—	—	20,688
Issuance of common stock in connection with the Employee Stock Purchase Plan	262,777	—	171	—	—	171
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	1,679,951	—	84	—	—	84
Stock-based compensation	—	—	13,790	—	—	13,790
Tax withholding related to vesting of restricted stock units	—	—	(1,470)	—	—	(1,470)
Foreign currency translation adjustment, net of tax	—	—	—	—	(82)	(82)
Net loss	—	—	—	(57,802)	—	(57,802)
Balances at September 30, 2024	207,963,593	$20	$534,527	$(540,863)	$(10,599)	$(16,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(312,736)	$(57,802)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,083	793
Stock-based compensation	17,119	11,784
Amortization of operating right-of-use assets	545	565
Provision for excess and obsolete inventory	22	89
Non-cash interest expense	587	(1,350)
Change in fair value of Warrant liabilities	259,964	(19)
Change in fair value of Term Loan	—	635
Gain on marketable securities	(850)	(1,495)
Unrealized foreign exchange loss (gain)	1,275	(810)
Other noncash items	267	—
Change in operating assets and liabilities:
Trade accounts receivable	(539)	122
Inventories	(1,430)	(298)
Prepaid expenses and other current assets	(2,683)	(437)
Trade accounts payable	203	(822)
Accrued expenses and other current liabilities	607	3,268
Deferred revenue	(15,338)	219
Operating lease liability	(546)	292
Other non-current assets, net	(1,160)	606
Net cash used in operating activities	(53,610)	(44,660)
Cash flows from investing activities:
Purchase of property and equipment	(2,203)	(1,156)
Purchase of convertible note	—	(1,000)
Proceeds from recovery of previously written-off convertible note	959	—
Sales of marketable securities	—	254
Expenditures for internal-use software	(323)	(276)
Net cash used in investing activities	(1,567)	(2,178)
Cash flows from financing activities:
Proceeds from the issuance of common stock pursuant to the Lincoln Park Purchase Agreement	37,787	32,187
Proceeds from the issuance of common stock in at-the-market offerings, net of issuance costs	536,741	20,688
Proceeds from issuance of common stock upon exercise of warrants	139,185	—
Proceeds from the issuance of common stock upon exercise of stock options	8,227	84
Proceeds from common stock issued under the Employee Stock Purchase Plan	291	171
Payment of tax withheld pursuant to stock-based compensation settlements	(9,986)	(1,470)
Debt payment for Term Loan	—	(16,403)
Repayments on TPC loan	(365)	(370)
Proceeds from equipment financing	412	—
Payments for debt issuance costs	(248)	—
Net cash provided by financing activities	712,044	34,887
Effect of exchange rate changes on cash and cash equivalents	1,384	(82)
Net increase (decrease) in cash and cash equivalents	658,251	(12,033)
Cash and cash equivalents at beginning of period	177,980	41,307
Cash and cash equivalents at end of period	$836,231	$29,274

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$13	$4,304
Supplemental disclosure of non-cash investing and financing activities:
Capitalized stock-based compensation	$275	$—
Inventory applied to capital projects	$263	$385
Reclassification of warrant liability to equity upon exercise	$188,869	$—
Debt issuance costs related to freestanding warrants	$338	$—
Operating lease right-of-use assets exchanged for new operating lease obligations	$—	$796
Purchases of property and equipment included in accounts payable	$74	$96
Bonus settled in vested share based compensation awards	$—	$2,006
Warrant exercise proceeds in transit	$414	$—

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
D-Wave is focused on the development and delivery of quantum computing systems, software, and services. The company was the world’s first commercial supplier of quantum computers, and it is the only company building both annealing and gate-model quantum computers. The company’s superconducting quantum computers provide sub-second response times and can be deployed on-premises or accessed through its LeapTM quantum cloud service, which offers 99.9% availability and uptime. Customers apply D-Wave’s technology to address use cases spanning optimization, artificial intelligence, research and more. The Company's current sixth-generation annealing quantum computing system is named Advantage2TM.
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

Use of estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time relating to hours estimated to complete the remaining performance obligations, (ii) standalone selling prices, (iii) fair value of financial instruments, and (iv) long term revenue forecasts used in the accounting for the SIF Loan (see below and Note 6 for further information). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
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
The Company also held an investment in a convertible note (the "Note" or the "Zapata Note") of Zapata Computing, Inc. ("Zapata"). The Company accounted for the Note as a loan receivable pursuant to ASC 310, as the Note did not meet the definition of a security. On April 1, 2024, Zapata stock began trading on the Nasdaq Stock Market and as such became readily convertible to cash. The Company then bifurcated the conversion feature at fair value. See Note 4 - Balance sheet details for additional information concerning the Zapata Note.
Equipment financing
On August 1, 2025, the Company entered into an equipment financing agreement (the "Equipment Financing Agreement"). The agreement provides for a total conditional commitment of $13.8 million, with an initial draw of $0.5 million made upon execution. The remaining commitment is available until February 1, 2027, which may be extended to August 1, 2027 if at least $11.5 million is drawn by that date. See Note 6 - Loans payable, net for additional information concerning the equipment financing.
The Company evaluated the loan commitment, term loan, and associated warrant as separate instruments. No liability is recognized for the loan commitment until amounts are drawn, and term loans are recorded when drawn. The warrant, which is indexed to the Company’s common stock and settled in shares, was recorded in additional paid-in capital at its fair value of $0.3 million, determined using a Black-Scholes option-pricing model. Expected volatility was estimated using a blended approach incorporating implied, historical, and peer volatilities.
Deferred issuance costs related to the Equipment Financing Agreement are recorded as deferred financing costs in other non-current assets, net in the condensed consolidated balance sheets. These deferred issuance costs consist primarily of the 1% commitment fee paid to the lender, the financial institution providing the Equipment Financing Agreement (the "Lender"), at signing, legal and documentation costs, and the fair value of the warrant issued in connection with the facility. These costs were incurred to obtain the overall financing commitment rather than any specific draw and, consistent with ASC 835-30, were initially recorded as deferred issuance costs. As funds are drawn under the facility, a proportionate amount of the deferred issuance costs is reclassified as a debt discount and amortized to interest expense over the term of the related draw using the effective interest method. The remaining unallocated balance continues to be carried as a deferred asset until additional draws occur or the facility expires. Any unamortized deferred issuance costs related to undrawn or canceled portions of the facility will be expensed immediately if the commitment is terminated. See Note 4 - Balance sheet details and Note 6 - Loans payable, net for additional information.

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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. As of September 30, 2025, all the Private Warrants (as defined below), previously classified as Level 2 fair value measurements, had been converted into Public Warrants (as defined below). No assets or liabilities were classified as Level 3 during the nine months ended September 30, 2025 or 2024.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of September 30, 2025
Liabilities:
Warrant Liabilities – Public Warrants	1	$140,970
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
Capitalized Internal-Use Software Costs
In September 2025, the FASB issued ASU 2025-06, Accounting for Internal-Use Software Costs (Subtopic 350-40): Clarifying the Application of Capitalization Guidance, which amends the guidance on capitalizing costs related to internal-use software. ASU 2025-06 requires public entities to apply the disclosure requirements in ASC 360-10, Property, Plant, and Equipment, to capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The update is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.
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

On April 4, 2025, a group of 18 states and the District of Columbia moved to hold the cases in abeyance until the SEC amends or rescinds the regulations. The motion was granted by the U.S. Court of Appeals for the Eighth Circuit (the "Court") on April 24, 2025. On July 23, 2025, the SEC requested that the Court lift the abeyance imposed on the litigation for the Court to issue a ruling. On September 12, 2025, the Court denied the SEC’s request, ordering that the abeyance remain in effect until the SEC either reconsiders the climate disclosure rules through its rulemaking process or renews its defense of the rules in the Court.
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Type of products or services
System sales	$1,843	$—	$15,515	$—
QCaaS	1,384	1,599	4,158	5,071
Professional services	476	271	2,038	1,305
Other revenue*	36	—	124	142
Total revenue	$3,739	$1,870	$21,835	$6,518
Timing of revenue recognition
Revenue recognized over time	$3,733	$1,856	$9,152	$6,480
Revenue recognized at a point in time	6	14	12,683	38
Total revenue	$3,739	$1,870	$21,835	$6,518
*Other revenue includes support and maintenance and printed circuit board sales.
During the three months ended September 30, 2025, the Company recognized revenue of $1.8 million from a system upgrade project, which was classified under system sales.

Geographic Information
The following table presents a summary of revenue by geography for the three and nine months ended September 30, 2025 and 2024, based on customer location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Germany	$1,972	$483	$15,962	$1,488
United States	715	484	1,922	1,845
Japan	266	175	904	610
Canada	192	230	764	775
Other	594	498	2,283	1,800
Total revenue	$3,739	$1,870	$21,835	$6,518

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
The tables below present the significant customers on a percentage of total revenue basis for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	51%	19%	72%	18%
Customer B	—%	11%	—%	—%
As of each of September 30, 2025 and December 31, 2024, there were two and three significant customers, respectively, that comprised ten percent or more of outstanding accounts receivable balances.
Contract balances
The following table provides information about accounts receivable, contract assets and liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025	As of December 31, 2024
Trade accounts receivable and contract assets, net:
Trade accounts receivable, net of allowance for credit losses and excluding unbilled receivables	$1,212	$867
Contract asset for unbilled receivables	715	553
Contract acquisition costs	163	174
Total contract assets	$2,090	$1,594

Contract liabilities:
Deferred revenue, current	$3,389	$18,686
Deferred revenue, non-current	629	670
Customer deposit[1]	—	48
Total contract liabilities	$4,018	$19,404
1Customer deposit is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.
The allowance for credit losses related to trade accounts receivable was immaterial and $0.2 million as of September 30, 2025 and December 31, 2024. During the three months and nine months ended September 30, 2025, the Company recorded zero and $0.1 million write-offs of accounts receivable deemed uncollectible, respectively. During the three months and nine months ended September 30, 2024, the Company recorded minimal write-offs of accounts receivable deemed uncollectible.
The revenue recognized in the condensed consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $18.2 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$19,356	$2,748
Deferral of revenue	6,510	6,768
Recognition of deferred revenue	(21,848)	(6,549)
Balance at end of period	$4,018	$2,967

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
As of September 30, 2025, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $2.9 million, of which approximately 69% is expected to be recognized to revenue in the next 12 months, 85% is expected to be recognized to revenue in the next two years, and 95% is expected to be recognized within three years. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.
4. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Raw materials	$2,814	$1,677
Work-in-process	17	9
Total inventories	$2,831	$1,686
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Prepaid services	$1,423	$977
Interest receivable	2,496	—
Prepaid software	1,335	845
Prepaid insurance	375	382
Prepaid rent	150	156
Other	1,372	1,594
Total prepaid expenses and other current assets	$7,150	$3,954

Other non-current assets, net
Other non-current assets, net consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Investment in equity securities	$3,400	$2,574
Deferred financing costs	749	—
Long-term deposits	242	181
Contract acquisition costs, net	163	174
Total	$4,554	$2,929
Equity securities
On January 5, 2024, an entity the Company had invested in was acquired by another entity and the transaction was determined to result in an observable price change in the equity security. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of approximately $1.7 million, recorded in gain on investment in marketable securities on the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2024.
During the three months ended September 30, 2025, an earnout provision was triggered that resulted in the Company receiving additional cash and stock consideration for its interest in the acquired former investee. The Company recognized a gain of $0.9 million in gain on investment in marketable securities on the condensed consolidated statements of operations and comprehensive loss.
Zapata Note
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
On April 1, 2024 the conversion feature associated with the Note was bifurcated from the debt host instrument in connection with the underlying stock becoming readily convertible to cash as the result of a de-SPAC transaction. As a result, the fair value of the conversion feature of $0.2 million was given separate recognition. During the nine months ended September 30, 2024, the fair value of the conversion feature was immaterial, resulting in a loss of $0.2 million recorded to gain on investment in marketable securities on the condensed consolidated statements of operations and comprehensive loss.
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
Deferred financing costs
The deferred financing costs are deferred issuance costs related to the Equipment Financing Agreement. See Note 6 - Loans payable, net for additional information.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Accrued compensation and related benefits	$6,166	$5,499
Accrued professional services	883	529
Other accruals	2,447	2,756
Total accrued expenses and other current liabilities	$9,496	$8,784
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Quantum computer systems	$13,781	$14,471
Lab equipment	7,197	6,862
Computer equipment	5,327	4,701
Leasehold improvements	2,221	1,889
Furniture and fixtures	525	381
Construction-in-progress	1,998	836
Total property and equipment	31,049	29,140
Less: Accumulated depreciation	(25,441)	(25,007)
Total property and equipment, net	$5,608	$4,133
Depreciation expense for the three months ended September 30, 2025 and 2024 was $0.3 million and $0.2 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $1.0 million and $0.7 million, respectively.
6. LOANS PAYABLE, NET
Loans payable, net consisted of the following (in thousands):

	Effective Interest Rate	As of September 30, 2025	As of December 31, 2024
Loans payable, net, current:
TPC Loan, current	Interest free	$—	$348
Equipment Financing Term Loan, current	15.37%	144	—
Total loans payable, net, current		$144	$348
Loans payable, net, non-current:
SIF Loan	Variable[1]	$31,716	$30,128
Equipment Financing Term Loan, non-current		338	—
Total loans payable, net, non-current		$32,054	$30,128
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

SIF Loan
On November 20, 2020, the Company entered into the SIF Loan and subsequently received the full C$40.0 million in eight tranches between November 2020 and December 2023. Funds from the SIF Loan were used for various research and development projects.
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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of September 30, 2025, the Company is not aware of any events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of September 30, 2025 and December 31, 2024, the Company calculated a weighted average effective interest rate for all tranches of 2.46% based on the most recent revenue projections at each reporting date.
The estimated fair value of the SIF Loan (Level 3) at September 30, 2025 was $11.8 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenues and the appropriate discount rate.
Term Loan
On April 13, 2023, the Company entered into the Term Loan and Security Agreement (the "Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB"), a related party to the Company's then largest shareholder. Under the Term Loan, term loans in aggregate principal amount of $50.0 million were to be made available to the Company in three tranches, subject to certain terms and conditions.
The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. The Term Loan, originally set to mature on March 31, 2027, was secured by a first-priority security interest in substantially all of the Company's assets and included certain operational and financial covenants. It bore interest at either 10.0% payable in cash or 11.0% PIK, with the latter added to the principal balance. For the three months ended September 30, 2025 and 2024, the Company recognized zero and $0.9 million, respectively, in interest expense. For the nine months ended September 30, 2025 and 2024, the Company recognized zero and $1.8 million, respectively, in interest expense.
With the full repayment of the Term Loan, the Company has no remaining obligations under this facility.
Equipment Financing Term Loan
On August 1, 2025, the Company entered into the Equipment Financing Agreement. The agreement provides for a total conditional commitment of $13.8 million, with an initial draw of $0.5 million made upon execution. Amounts drawn under the agreement are recognized as a term loan (the "Equipment Financing Term Loan"). The remaining commitment is available until February 1, 2027, which may be extended to August 1, 2027 if at least $11.5 million is drawn by that date.
A commitment fee of 1% of the total conditional commitment was paid upon the initial draw. The Lender also received a ten-year warrant to purchase 21,563 shares of the Company's common stock ("Common Shares") at an exercise price of $16.05 per share. A non-utilization fee of 3% will apply to the undrawn portion of the first $11.5 million as of the termination date (either February 1, 2027, or August 1, 2027, as applicable).
The interest rate for each draw is fixed upon execution and is based on a spread of approximately 3.4% over the Prime Rate (which was 7.5% at signing), subject to a minimum rate of 10.9%, which is the rate applied to the initial draw. The Lender holds a first-priority security interest in all financed equipment.
Debt issuance costs, including the commitment fee, legal and documentation costs, and the warrant value, are recorded as deferred issuance costs and reclassified to a contra-liability as draws are made. The End-of-Term Payment (4.0% of the total amount financed under the Equipment Financing Agreement) is accreted as part of the loan’s effective interest rate. Deferred issuance costs are reviewed for recoverability, and any unamortized costs related to canceled draws or terminated facilities are expensed immediately. Cash payments for debt issuance costs are classified as financing activities in the condensed consolidated statements of cash flows.

As of September 30, 2025, the Company had drawn $0.5 million under the Equipment Financing Agreement. The carrying amount of the outstanding equipment financing at September 30, 2025 was $0.5 million, measured at amortized cost. As of September 30, 2025, only a minimal portion of the deferred issuance costs had been reclassified to debt discount related to the initial draw and $0.7 million of deferred issuance costs remained unallocated.
The estimated fair value of the Equipment Financing Term Loan (Level 2) at September 30, 2025 was $0.5 million. The fair value of the Equipment Financing Term Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
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
During the three and nine months ended September 30, 2025, 3,509,635 and 12,146,144 Warrants were exercised by holders in accordance with the Warrant Agreement (as defined below). As a result of these exercises, during the three and nine months ended September 30, 2025, the Company issued 5,103,454 and 17,661,925 Common Shares. In connection with the exercises, during the three months ended September 30, 2025, the Company received cash proceeds of $39.9 million and reclassified $71.9 million, representing the fair value of the warrant liabilities at the time of exercise, from warrant liabilities to additional paid-in capital; during the nine months ended September 30, 2025, the Company received cash proceeds of $139.2 million and reclassified $188.9 million, representing the fair value of the warrant liabilities at the time of exercise, from warrant liabilities to additional paid-in capital. The fair value of the liability pertaining to the exercised Warrants was remeasured immediately prior to exercise, and the change in fair value was recognized within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2025, the Company had 5,777,467 Warrants outstanding, all of which were Public Warrants (all the Private Warrants having earlier been converted to Public Warrants). The Warrants are subject to the terms and conditions of the warrant agreement entered into between DPCM and Continental Stock Transfer & Trust Company, as amended by an assignment, assumption and amendment agreement with the Company, and further amended to date (as so amended, the “Warrant Agreement”). Effective as of March 11, 2025, Equiniti Trust Company, LLC serves as the warrant agent under the Warrant Agreement.
Each such Warrant is exercisable at an exercise price of $11.50 (the "Warrant Exercise Price") for 1.4541326 Common Shares, or an approximate exercise price per Common Share of $7.91 (the "Per Share Exercise Price"), subject to adjustments. The Warrants may be exercised for a whole number of Common Shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will expire on August 5, 2027, or earlier upon redemption or liquidation.
The Company may redeem the outstanding Public Warrants:
•in whole and not in part;
•at $0.01 per Warrant upon a minimum of 30 days' prior written notice of redemption; provided that the last reported sales price of the Common Shares for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which such prior written notice is given (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalization and the like, the "Reference Value") equals or exceeds $18.00 per share (referred to below as the "Mandatory Redemption Price Condition");
•alternatively, at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided that the Reference Value equals or exceeds $10.00 per share; and provided further, that the holders may elect to exercise their Warrants on a "cashless basis" prior to redemption and receive a "make-whole exercise" number of Common Shares determined based on the redemption date relative to the remaining period to expiration of the Warrants and the fair market value per Common Share (as described in the Warrant Agreement); and
•if, and only if, there is an effective registration statement covering the issuance of the Common Shares issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.

If the Company calls the outstanding Public Warrants for redemption as described in either the second or third bullet above, the Company will have the option to require all holders of such Warrants to exercise the Warrants on a “cashless basis,” as described in the Warrant Agreement. See Note 12 - Subsequent events: Mandatory Redemption of Warrants, for details regarding the Notice of Redemption delivered following the end of the quarter.
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
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the conversion ratio of 0.889657 (the "Conversion Ratio") established in the Merger. The warrants vest based on various contractual milestones. The warrant agreement was terminated on November 28, 2022. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of September 30, 2025, no additional Warrant Preferred Shares were vested and/or were probable of vesting.
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
Share-based compensation awards are settled by issuing new shares.
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2024	10,984,738	1.67	6.64	75,270
Granted	—	—
Exercised	(4,907,888)	1.69
Forfeited and expired	(6,118)	4.73
Outstanding as of September 30, 2025	6,070,732	1.64	6.03	140,024
Options exercisable as of September 30, 2025	5,162,821	1.49	5.64	119,887
Options unvested as of September 30, 2025	907,911	2.53	8.27	20,138

During the nine months ended September 30, 2025 and 2024, the total intrinsic value of options exercised was $74.4 million and immaterial, respectively.
Restricted stock unit awards
The following table summarizes the restricted stock unit ("RSU") activity and related information under the 2022 Plan:

	Number of RSUs	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2024	8,787,022	2.25
Granted	4,950,749	9.55
Forfeited and expired	(246,725)	5.30
Vested	(3,239,011)	2.91
Unvested as of September 30, 2025	10,252,035	5.49
Employee Stock Purchase Plan
During the nine months ended September 30, 2025, 95,331 Common Shares were issued under the Employee Stock Purchase Plan (the "ESPP"), and compensation cost recognized related to the ESPP was $0.4 million.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$221	$159	$594	$487
Research and development	2,361	1,312	6,144	3,744
General and administrative	2,766	2,084	7,666	6,289
Sales and marketing	1,107	499	2,715	1,264
Total stock-based compensation	$6,455	$4,054	$17,119	$11,784
During the three months ended September 30, 2025 and 2024, total compensation cost capitalized as part of property and equipment and intangible assets was $0.1 million and zero, respectively. During the nine months ended September 30, 2025 and 2024, total compensation cost capitalized as part of property and equipment and intangible assets was $0.3 million and zero, respectively.
As of September 30, 2025, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $48.6 million. This amount is based on an estimated future forfeiture rate of 2.34% per year and will be recognized over a weighted-average period of approximately 3.30 years.
9. COMMITMENTS AND CONTINGENCIES
Lease obligations
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended September 30, 2025 and 2024, total operating lease costs were $0.4 million and $0.5 million, respectively. Total operating lease costs were $1.5 million for each of the nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025, the Company was not subject to any material litigation or pending litigation claims.
10. NET LOSS PER SHARE
The following tables set forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,
	2025	2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(139,986)	$(22,712)
Denominator:
Weighted-average common stock outstanding	342,204,831	201,585,533
Net loss per share attributable to common stockholders - basic and diluted	$(0.41)	$(0.11)

	Nine Months Ended September 30,
	2025	2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(312,736)	$(57,802)
Denominator:
Weighted-average common stock outstanding	310,509,005	178,406,948
Net loss per share attributable to common stockholders - basic and diluted	$(1.01)	$(0.32)
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Nine Months Ended September 30,
	2025	2024
Public Warrants as converted to Common Shares (Note 7)	8,401,203	14,420,065
Private Warrants as converted to Common Shares (Note 7)	—	11,633,060
D-Wave Systems Warrant Preferred Shares as converted to Common Shares (Note 7)	1,155,713	1,155,713
Equipment Financing Agreement Warrant – Common Shares (Note 6)	21,563	—
Stock options issued and outstanding	6,070,732	12,876,146
Unvested restricted stock unit awards	10,252,035	10,126,942
Total	25,901,246	50,211,926

11. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one operating segment managed on a consolidated basis. The financial information regularly reviewed by the Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), is presented on the same basis as the Company's consolidated financial statements. The measure of profit or loss used by the CODM to allocate resources and assess performance is consolidated net loss. Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the consolidated statements of operations and comprehensive loss. The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM also reviews total assets to assess the Company's financial position and resource allocation. The CODM also reviews forward-looking expense information contained in budgets and operating plans to manage operations and allocate resources.
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
The following table sets forth the long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, by geographic area as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
Canada	$11,812	$11,005
United States	454	381
Other	58	8
Total long-lived assets	$12,324	$11,394
12. SUBSEQUENT EVENTS
The Company has evaluated all events occurring through November 6, 2025, the date on which the condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:

Warrant Exercises
From the end of the quarter ended September 30, 2025 through the date of filing, 1,896,454 Warrants were exercised by holders in accordance with the Warrant Agreement. As a result of these exercises, the Company issued 2,757,696 Common Shares. In connection with the exercises, the Company received cash proceeds of $22.3 million.

Mandatory Redemption of Warrants
Subsequent to the end of the quarter ended September 30, 2025, following satisfaction of the Mandatory Redemption Price Condition and in accordance with the Warrant Agreement, the Company caused a Notice of Redemption to be delivered to the holders of the Warrants, providing that (i) the Company will redeem, at 5:00 p.m. New York City Time on November 19, 2025 (the "Redemption Time"), all of the outstanding Warrants, for a redemption price of $0.01 per Warrant (the "Redemption Price"), (ii) holders of the Warrants may exercise their Warrants, upon payment of the Warrant Exercise Price in cash, at any time until the Redemption Time, and (iii) any Warrants that remain unexercised at the Redemption Time will be void and no longer exercisable, and the holders will have no rights with respect to such unexercised Warrants, except to receive the Redemption Price.

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
Overview
We are focused on the development and delivery of quantum computing systems, software, and services. We were the world’s first commercial supplier of quantum computers, and it is the only company building both annealing and gate-model quantum computers. Our superconducting quantum computers provide sub-second response times and can be deployed on-premises or accessed through its LeapTM quantum cloud service, which offers 99.9% availability and uptime. Customers apply our technology to address use cases spanning optimization, artificial intelligence, research and more. Our current sixth-generation annealing quantum computing system is named Advantage2TM.
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
During the three months ended September 30, 2025 and 2024, we generated revenue totaling $3.7 million and $1.9 million, respectively. During the nine months ended September 30, 2025 and 2024, we generated revenue totaling $21.8 million and $6.5 million, respectively. We have incurred significant operating losses since inception. For the three months ended September 30, 2025 and 2024, our net losses were $140.0 million and $22.7 million, respectively. For the nine months ended September 30, 2025 and 2024, our net losses were $312.7 million and $57.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of September 30, 2025, we had an accumulated deficit of $939.7 million.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company has assessed the provisions of the OBBBA and determined that the tax changes will not have a material effect on its financial statements in the current year and are not expected to have a material effect on its financial statements for future periods.
Key Components of Results of Operations
Revenue
We currently generate our revenue through subscription sales to access our QCaaS cloud platform, professional services related to the development and implementation of quantum computing applications and delivery of quantum computing application training. The Company also sells its superconducting annealing quantum computer systems to customers. QCaaS revenue is recognized on a ratable basis over the contract term, which generally ranges from one month to two years. Professional services revenue is recognized over time on a percentage of completion basis using the costs incurred input measure of progress.

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
We expect our total cost of revenue to trend upward in absolute dollars in future periods, corresponding to our anticipated growth in revenue and the higher costs that are necessary to support our customers, maintain the QCaaS cloud offering, operate our quantum computing systems, and deliver our professional services. In the near term, we expect our gross margin to be higher through the end of 2025, primarily due to system sales recognized since the first quarter of 2025, which carry higher margins. Over the longer term, as QCaaS becomes a larger component of our revenue mix, we expect gross margin to improve, reflecting the lower delivery costs of QCaaS relative to professional services.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Variance
(In thousands, except share and per share data)	2025	2024	Amount	%
Revenue	$3,739	$1,870	$1,869	100%
Cost of revenue	1,070	827	243	29%
Total gross profit	2,669	1,043	1,626	156%
Operating expenses:
Research and development	14,075	8,668	5,407	62%
General and administrative	9,383	9,259	124	1%
Sales and marketing	6,947	3,752	3,195	85%
Total operating expenses	30,405	21,679	8,726	40%
Loss from operations	(27,736)	(20,636)	(7,100)	34%
Other income (expense), net:
Interest expense	(201)	(1,180)	979	(83)%
Change in fair value of Term Loan	—	(1,559)	1,559	(100)%
Gain (loss) on investment in marketable securities	850	(8)	858	100%
Change in fair value of warrant liabilities	(121,859)	476	(122,335)	(25,701)%
Other income, net	8,960	195	8,765	4,495%
Total other income (expense), net	(112,250)	(2,076)	(110,174)	5,307%
Net loss	$(139,986)	$(22,712)	$(117,274)	516%
Foreign currency translation adjustment	99	(151)	250	(166)%
Net comprehensive loss	$(139,887)	$(22,863)	$(117,024)	512%
Revenue
Revenue increased by $1.9 million, or 100%, to $3.7 million for the three months ended September 30, 2025 as compared to $1.9 million for the three months ended September 30, 2024. The increase was primarily driven by revenue from a system upgrade project of $1.8 million and an increase in professional service revenue of $0.2 million, partially offset by a decrease in QCaaS revenue of $0.2 million. Revenue from system upgrade projects is recognized over time using an input method, measuring progress based on costs incurred to date relative to total estimated costs.
Cost of Revenue
Cost of revenue increased by $0.2 million, or 29%, to $1.1 million for the three months ended September 30, 2025 as compared to $0.8 million for the three months ended September 30, 2024. The increase in cost of revenue was primarily due to an increase in infrastructure costs of $0.2 million, system upgrade related costs of $0.1 million and an increase in stock-based compensation expense of $0.1 million.

Operating Expenses
Research and Development Expenses
Research and development expenses increased by $5.4 million, or 62%, to $14.1 million for the three months ended September 30, 2025 compared to $8.7 million for the three months ended September 30, 2024. The increase was primarily driven by increases in fabrication costs of $2.9 million, personnel expenses of $1.2 million, and stock-based compensation expense of $1.1 million, reflecting continued investment to advance our product roadmap.
General and Administrative Expenses
General and administrative expenses increased by $0.1 million, or 1%, to $9.4 million for the three months ended September 30, 2025 as compared to $9.3 million for the three months ended September 30, 2024. The increase was primarily driven by increases in personnel expenses of $1.1 million, stock-based compensation expense of $0.7 million and travel expenses of $0.3 million, partially offset by decreases in bad debt expenses of $1.0 million, primarily due to the write-off of the Zapata Note during the three months ended September 30, 2024, which was subsequently recovered in June 2025, and professional fees of $0.9 million. No similar expense occurred during the three months ended September 30, 2025 (see Note 4 - Balance sheet details to the accompanying condensed consolidated financial statements).
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.2 million, or 85%, to $6.9 million for the three months ended September 30, 2025 as compared to $3.8 million for the three months ended September 30, 2024. The increase was primarily driven by increases in personnel costs of $1.8 million, stock-based compensation expense of $0.6 million and marketing expenses of $0.6 million that resulted from our ongoing expansion of our go-to-market capabilities.
Other Income (Expense), net
Interest Expense
Interest expense decreased by $1.0 million, or 83%, to $0.2 million for the three months ended September 30, 2025 as compared to $1.2 million for the three months ended September 30, 2024. The decrease is primarily due to interest expenses related to the Term Loan and Security Agreement (the "Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB" or the "Lender"). The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. Refer to Note 6 - Loans payable, net to the accompanying condensed consolidated financial statements for further details.
Change in fair value of Term Loan
Change in fair value of Term Loan was zero for the three months ended September 30, 2025 as compared to an increase of $1.6 million for the three months ended September 30, 2024. On April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting for the Term Loan (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, were recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varied primarily based on the market yield rate, market yield volatility and the probabilities of various settlement scenarios. The Company fully repaid and extinguished the Term Loan on October 22, 2024; as a result, no fair value change was recorded for the three months ended September 30, 2025.
Gain on investment in marketable securities
Gain on investment in marketable securities was $0.9 million for the three months ended September 30, 2025 as compared to a loss of $8.0 thousand for the three months ended September 30, 2024. The gain for the three months ended September 30, 2025 was attributable to the activation of an earnout provision, under which the Company received additional cash and stock consideration related to its interest in the acquired former investee (see Note 4 - Balance sheet details to the accompanying condensed consolidated financial statements). The loss for the three months ended September 30, 2024 resulted from the write-off of the conversion feature of the Zapata convertible notes (see Note 4 - Balance sheet details to the accompanying condensed consolidated financial statements). There was no similar activity for the three months ended September 30, 2025.

Change in fair value of warrant liabilities
The change in fair value of warrant liabilities was an increase of $121.9 million for the three months ended September 30, 2025 as compared to a decrease of $0.5 million for the three months ended September 30, 2024. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 7 - Warrant Liabilities to the accompanying condensed consolidated financial statements). The trading price of the Public Warrants increased during the three months ended September 30, 2025, generally correlated with the appreciation of the Company’s common stock, resulting in a corresponding increase in the fair value of the warrant liabilities.
Other income (expense), net
Other income (expense), net increased by $8.8 million or 4,495%, to net other income of $9.0 million for the three months ended September 30, 2025 as compared to net other income of $0.2 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in interest income of $7.9 million due primarily to interest earned on higher cash and cash equivalent balances and net foreign exchange gain of $0.8 million driven by appreciation of the U.S. Dollar against certain foreign currencies.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table sets forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,		Variance
(In thousands, except share and per share data)	2025	2024	Amount	%
Revenue	$21,835	$6,518	$15,317	235%
Cost of revenue	3,313	2,428	885	36%
Total gross profit	18,522	4,090	14,432	353%
Operating expenses:
Research and development	37,057	25,548	11,509	45%
General and administrative	26,491	24,296	2,195	9%
Sales and marketing	20,503	11,237	9,266	82%
Total operating expenses	84,051	61,081	22,970	38%
Loss from operations	(65,529)	(56,991)	(8,538)	15%
Other income (expense), net:
Interest expense	(633)	(3,480)	2,847	(82)%
Change in fair value of Term Loan	—	(635)	635	(100)%
Gain (loss) on investment in marketable securities	850	1,495	(645)	(43)%
Change in fair value of warrant liabilities	(259,964)	19	(259,983)	(1,368,332)%
Other income, net	12,540	1,790	10,750	601%
Total other income (expense), net	(247,207)	(811)	(246,396)	30,382%
Net loss	$(312,736)	$(57,802)	$(254,934)	441%
Foreign currency translation adjustment	1,384	(82)	1,466	(1,788)%
Net comprehensive loss	$(311,352)	$(57,884)	$(253,468)	438%
Revenue
Revenue increased by $15.3 million, or 235%, to $21.8 million for the nine months ended September 30, 2025 as compared to $6.5 million for the nine months ended September 30, 2024. The increase was primarily driven by system sales of $15.5 million and an increase in professional service revenue of $0.7 million, partially offset by a decrease in QCaaS revenue of $0.9 million.
Cost of Revenue
Cost of revenue increased by $0.9 million, or 36%, to $3.3 million for the nine months ended September 30, 2025 as compared to $2.4 million for the nine months ended September 30, 2024. The increase in cost of revenue was primarily due to an increase in infrastructure costs of $0.5 million and system sales-related costs of $0.4 million.

Operating Expenses
Research and Development Expenses
Research and development expenses increased by $11.5 million, or 45%, to $37.1 million for the nine months ended September 30, 2025 compared to $25.5 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in fabrication costs of $4.9 million, personnel costs of $3.1 million and stock-based compensation expense of $2.5 million and professional fees of $0.4 million.
General and Administrative Expenses
General and administrative expenses increased by $2.2 million, or 9%, to $26.5 million for the nine months ended September 30, 2025 as compared to $24.3 million for the nine months ended September 30, 2024. The increase was primarily driven by increases in personnel expenses of $2.4 million, stock-based compensation expense of $1.4 million, professional fees of $0.6 million and travel expenses of $0.5 million, partially offset by a decrease in bad debt expenses of $2.2 million, due primarily to recovery of the Zapata Note (see Note 4 - Balance sheet details to the accompanying condensed consolidated financial statements), facility costs of $0.4 million and insurance expenses of $0.3 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $9.3 million, or 82%, to $20.5 million for the nine months ended September 30, 2025 as compared to $11.2 million for the nine months ended September 30, 2024. The increase was primarily driven by increases in personnel costs of $5.3 million, marketing expenses of $1.8 million, stock-based compensation expense of $1.5 million and travel expenses of $0.3 million.
Other Income (Expense), net
Interest Expense
Interest expense decreased by $2.8 million, or 82%, to $0.6 million for the nine months ended September 30, 2025 as compared to $3.5 million for the nine months ended September 30, 2024. The decrease is primarily due to interest expenses related to the Term Loan with PSPIB. The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued PIK interest. Refer to Note 6 - Loans payable, net to the accompanying condensed consolidated financial statements for further details.
Change in fair value of Term Loan
Change in fair value of Term Loan was zero for the nine months ended September 30, 2025 as compared to $0.6 million for the nine months ended September 30, 2024. On April 13, 2023, the Company entered into a Term Loan with PSPIB. The Company opted for the fair value option for accounting for the Term Loan (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, were recorded as gains or losses in the Company’s condensed consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varied primarily based on the market yield rate, market yield volatility and the probabilities of various settlement scenarios. The Company fully repaid and extinguished the Term Loan on October 22, 2024; as a result, no fair value change was recorded for the nine months ended September 30, 2025.
Gain on investment in marketable securities
Gain on investment in marketable securities was $0.9 million for the nine months ended September 30, 2025 as compared to $1.5 million for the nine months ended September 30, 2024. The gain for the nine months ended September 30, 2025 was attributable to the activation of an earnout provision, under which the Company received additional cash and stock consideration related to its interest in the acquired former investee (see Note 4 - Balance sheet details to the accompanying condensed consolidated financial statements). On January 5, 2024, an investee of the Company was acquired for a combination of cash and stock in an observable orderly transaction. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of $1.7 million, partially offset by a loss associated with the fair value of the conversion feature of the Zapata Note. There was no similar activity for the nine months ended September 30, 2025.

Change in fair value of warrant liabilities
The change in fair value of warrant liabilities was an increase of $260.0 million for the nine months ended September 30, 2025 as compared to a decrease of $19.0 thousand for the nine months ended September 30, 2024. The fair value of the warrant liabilities varies primarily with the trading price of the Public Warrants listed on the New York Stock Exchange (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 7 - Warrant Liabilities to the accompanying condensed consolidated financial statements). The trading price of the Public Warrants increased during the nine months ended September 30, 2025, generally in line with the appreciation of the Company’s common stock, resulting in a corresponding increase in the fair value of the warrant liabilities.
Other income (expense), net
Other income (expense), net increased by $10.8 million or 601%, to a net other income of $12.5 million for the nine months ended September 30, 2025 as compared to a net other income of $1.8 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in interest income of $14.8 million due primarily to interest earned on higher cash and cash equivalent balances, partially offset by the impact of net foreign exchange loss of $4.1 million driven by depreciation of the U.S. Dollar against certain foreign currencies.
Liquidity and Capital Resources
Lincoln Park Purchase Agreement
In conjunction with the Merger with DPCM, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 (the "Purchase Agreement") which provided D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of D-Wave's common stock, par value $0.0001 per share through November 1, 2025. The Purchase Agreement provided the Company with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company could not sell to Lincoln Park any Common Shares. For shares sold by the Company to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its sole discretion. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price was required to be above the floor price of $1.00. During the nine months ended September 30, 2025, the Company issued 3,873,113 Common Shares to Lincoln Park under the Purchase Agreement, resulting in $37.8 million of net proceeds. As of September 30, 2025, D-Wave had completed 100% of the issuances available under the Purchase Agreement.
At-the-Market Offerings
On May 24, 2024, the Company entered into an at-the-market sales agreement (the "$100M ATM") with Needham & Company, LLC, B. Riley Securities, Inc., and Roth Capital Partners, LLC (the "$100M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $100.0 million through or to the $100M ATM Agents. During the year ended December 31, 2024, the Company received $97.2 million in net proceeds through the issuance of 49,812,287 Common Shares. As of September 30, 2025, D-Wave had completed 100% of the issuances available under the $100M ATM.
On December 9, 2024, the Company entered into its second at-the-market sales agreement (the "$75M ATM") with Needham & Company, LLC, Roth Capital Partners, LLC, B. Riley Securities, Inc., and Craig-Hallum Capital Group, LLC (the "$75M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $75.0 million through or to the $75M ATM Agents. During the year ended December 31, 2024, the Company received $72.9 million in net proceeds through the issuance of 15,576,628 Common Shares. As of September 30, 2025, D-Wave had completed 100% of the issuances available under the $75M ATM.
On January 10, 2025, the Company entered into its third at-the-market sales agreement (the "$150M ATM") with Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., Roth Capital Partners, LLC, The Benchmark Company, LLC, and Craig-Hallum Capital Group, LLC (the "$150M ATM Agents"). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $150.0 million through or to the $150M ATM Agents. During the three months ended March 31, 2025, the Company received $146.1 million in net proceeds through the issuance of 24,604,021 Common Shares. As of September 30, 2025, D-Wave had completed 100% of the issuances available under the $150M ATM.

On June 10, 2025, the Company entered into its fourth at-the-market sales agreement (the "$400M ATM") with Needham & Company, LLC, Evercore Group L.L.C., TD Securities (USA) LLC, Canaccord Genuity LLC, Mizuho Securities USA LLC, Piper Sandler & Co., Craig-Hallum Capital Group LLC and Rosenblatt Securities Inc. (collectively, the “$400M ATM Agents”). Under this agreement, the Company could sell shares of its common stock with an aggregate offering price of up to $400.0 million through or to the $400M ATM Agents. During the three months ended June 30, 2025, the Company received $390.6 million in net proceeds through the issuance of 26,344,831 Common Shares. As of September 30, 2025, D-Wave had completed 100% of the issuances available under the $400M ATM.
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
Warrant exercises
During the nine months ended September 30, 2025, 12,146,144 Warrants were exercised by holders in accordance with the terms of the Warrant Agreement. As a result of these exercises, the Company issued 17,661,925 Common Shares, in exchange for cash proceeds of $139.2 million.
Repayment of the Term Loan
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
Equipment Financing Agreement
On August 1, 2025, we entered into an equipment financing agreement that provides a conditional commitment of $13.8 million to finance certain capital equipment purchases (the "Equipment Financing Agreement"). We drew $0.5 million at signing, and the remaining commitment is available until February 1, 2027, extendable to August 1, 2027 if utilization thresholds are met.
As part of the arrangement, we paid a 1% commitment fee and issued a ten-year warrant to the lender, the financial institution providing the Equipment Financing Agreement (the “Lender”), to purchase 21,563 Common Shares at $16.05 per share. A non-utilization fee of 3% applies to the undrawn portion of the first $11.5 million at maturity. Each financing schedule carries a fixed rate determined at draw, currently based on a 3.4% spread over the Prime Rate (10.9% on the initial draw).
For accounting purposes, the loan commitment, term loan, and warrant are treated as separate instruments. The warrant was recorded in equity at fair value, with a portion of the loan proceeds recognized as a debt discount amortized over the life of each draw. The fair value of the warrant was estimated at $0.3 million using a Black-Scholes model, reflecting a 10-year term, a 4.2% risk-free rate, and 121.7% expected volatility.
Debt issuance costs, including the commitment fee, legal expenses and warrant value, are deferred and amortized to interest expense over the loan term. The 4.0% end-of-term payment is also recognized as part of the effective yield. Any unused or terminated portions of the facility will result in immediate expensing of unamortized costs.
As of September 30, 2025, the Company had drawn $0.5 million under the Equipment Financing Agreement. The carrying amount of outstanding equipment financing at September 30, 2025 was $0.5 million, measured at amortized cost. Subsequent to the initial draw, additional draws have not occurred through the reporting date.
This financing arrangement strengthens our liquidity position and provides flexible, long-term capital to support equipment purchases while minimizing near-term dilution.

Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating Activities	$(53,610)	$(44,660)
Investing Activities	(1,567)	(2,178)
Financing Activities	712,044	34,887
Effect of exchange rate changes on cash and cash equivalents	1,384	(82)
Net increase (decrease) in cash and cash equivalents	$658,251	$(12,033)
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
For the nine months ended September 30, 2025, net cash used in operating activities was $53.6 million, an increase of $9.0 million from $44.7 million for the nine months ended September 30, 2024. The change is primarily due to an increase in net loss of $254.9 million and a decrease in cash absorbed by working capital of $23.8 million (primarily related to recognition of deferred revenue), offset by an increase in noncash items added back to net loss of $269.9 million. The increase in noncash items was primarily due to an increase in change in fair value of warrant liabilities of $260.0 million, an increase in stock-based compensation of $5.3 million, an increase in unrealized foreign exchange loss of $2.1 million and an increase in non-cash interest expense of $1.9 million. The decrease in cash absorbed by working capital was primarily driven by an increased change in deferred revenue of $15.6 million, an increased change in prepaid expenses and other current assets of $2.2 million, a decreased change in accrued expenses and other current liabilities of $2.7 million and an increased change in other non-current assets, net of $1.8 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was $1.6 million, a decrease of $0.6 million from $2.2 million for the nine months ended September 30, 2024. The decrease primarily reflects the absence of a $1.0 million purchase of a convertible note and proceeds from recovery of previously written-off note receivable of $1.0 million, partially offset by an increase in purchase of property and equipment of $1.0 million and the absence of $0.3 million in proceeds from sales of marketable securities. Both the purchase of a convertible note and sales of marketable securities occurred during the nine months ended September 30, 2024, but not in the current period.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2025 was $712.0 million, an increase of $677.2 million from $34.9 million for the nine months ended September 30, 2024. The increase is primarily due to an increase in proceeds from the issuance of common stock pursuant to at-the-market offerings of $516.1 million, an increase in proceeds from issuance of common stock upon exercise of Warrants of $139.2 million, the absence of $16.4 million in debt repayments related to the Term Loan, an increase in proceeds from the issuance of common stock upon exercise of stock options of $8.1 million, and an increase in proceeds from the issuance of common stock pursuant to the Purchase Agreement with Lincoln Park of $5.6 million, partially offset by an increase in payment of tax withheld pursuant to stock-based compensation settlements of $8.5 million.

Contractual Obligations and Commitments
As of September 30, 2025, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Form 10-Q do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 14, 2025, except as set forth in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as filed with the SEC on August 7, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 1, 2025, we issued a ten-year warrant to purchase 21,563 Common Shares at an exercise price of $16.05 per share, equal to $337,909 of value or 2.4% of the total conditional commitment of $13.8 million, to the lender under the Equipment Financing Agreement. We relied on exemptions from registration under the Securities Act, provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the Securities Act, with respect to the issuance of such warrant.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
From time to time, some of the Company’s directors or executive officers may determine that it is advisable to diversify their investments for personal financial planning reasons or may seek liquidity for other reasons and may sell shares of common stock of the Company. To effect such sales, from time to time, some of the Company’s directors or executive officers may enter into trading plans that are designed to comply with the Company’s Amended and Restated Securities Trading Policy and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
During the three months ended September 30, 2025, the following director and executive officers of the Company each adopted a "Rule 10b5-1 trading arrangement", as such term is defined under Item 408 of Regulation S-K:

Name and Title of Director or Executive Officer	Date of Adoption	Expiration Date of Trading Arrangement[1]	Aggregate Number of Securities to be Sold
Alan Baratz, Director, President & Chief Executive Officer	August 11, 2025	November 10, 2026	Up to 1,600,000 shares of common stock issuable upon exercise of vested stock options
John Markovich, Chief Financial Officer	August 21, 2025	May 20, 2026	Up to 500,000 shares of common stock issuable upon exercise of vested stock options
Diane Nguyen, Executive Vice President, Chief Legal Officer & General Counsel	August 14, 2025	November 12, 2026	Up to 122,785 shares of common stock
1 The trading arrangement may end earlier if all transactions under the trading arrangement are completed prior to the expiration date.
During the three months ended September 30, 2025, none of the Company's other directors or executive officers adopted a "Rule 10b5-1 trading arrangement, and none of the Company’s directors or executive officers modified or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1#	Fourth Amendment to Amended and Restated Employment Agreement effective July 31, 2025, by and between D-Wave Quantum Inc. and Diane Nguyen.	D-Wave Quantum Inc.	8-K	10.1	August 4, 2025
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

D-Wave Quantum Inc.

November 6, 2025	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)