Form 10-K
period 2025-12-31
D-Wave Quantum Inc.
filed 2026-02-26
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission file number 001-41468
________________________
D-WAVE QUANTUM INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	88-1068854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 East Bayshore Road, Palo Alto, California	94303
(Address of Principal Executive Offices)	(Zip Code)
(650) 285-2881
(Registrant's telephone number, including area code)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	QBTS	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Table of Contents
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of any error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (336,722,007 shares) based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on June 30, 2025 was $4,929,610,182. For purposes of this computation, all officers, directors and holders of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors and holders are, in fact, affiliates of the registrant.

As of February 25, 2026, there were outstanding 366,737,601 shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 3,176,096 exchangeable shares outstanding as of February 25, 2026, which are convertible into shares of common stock on a one for one basis at any time for no consideration.
Documents Incorporated by Reference

Part III of this Annual Report incorporates by reference information from the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including statements relating our ability to help customers realize value from quantum computing, development of annealing and gate-model systems and extension of the capabilities of our hybrid and classical solvers, enterprise-scale adoption of quantum computing, statements relating to the acquisition of Quantum Circuits, Inc., as well as the combined company’s development and commercialization plans, plans to accelerate the projected time to a scaled, error-corrected gate-model quantum computer and the intention to make an initial dual-rail system generally available in 2026, among others. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Factors that might cause or contribute to a material difference include those risks discussed below and risks discussed in our other filings with the U.S. Securities and Exchange Commission (the "SEC"). You should not place undue reliance on these forward-looking statements in making an investment decision with respect to our securities. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond our control. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. All forward-looking statements set forth in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K. These forward-looking statements are based on information available as of the date of this Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of the Risk Factors
The following is a summary of the principal risks described below in this Form 10-K. This summary does not address all of the risks that we face. We encourage you to carefully review the full risk factors contained in this Form 10-K in their entirety, together with our other filings with the SEC, for additional information regarding the material factors that make an investment in our securities speculative or risky. Additional risks beyond those summarized below or discussed elsewhere in this Form 10-K may apply to our business and operations as currently conducted or as we may conduct them in the future or to the markets in which we currently, or may in the future, operate. Principal risks and uncertainties facing us include, but are not limited to, the following:
•We are in our growth stage which makes it difficult to forecast our future results of operations and our funding requirements.
•We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•If we do not adequately fund our research and development efforts, use research and development teams effectively or build a sufficient number of annealing and gate-model quantum computer production systems, we may not be able to achieve our technological goals, meet customer and market demand, or compete effectively and our business and operating results may be harmed.
•If we do not experience the benefits of the acquisition of Quantum Circuits as quickly as anticipated, the costs of or operational difficulties arising from such acquisition are greater than anticipated, our development and commercialization plans and/or the synergies between annealing and gate-model computing methods fail to materialize, or we do not accomplish the integration of the operations of Quantum Circuits as expeditiously or successfully as planned, such failure could have a material adverse effect on our business, financial condition and results of operations.
•We depend on our ability to retain existing senior management and other key employees and qualified, skilled personnel and to attract new individuals to fill these roles as needed. If we are unable to do so, such failure could adversely affect our business, results of operations and financial condition.
•We may need additional capital or financing sooner than planned to pursue our business objectives and growth strategy, and to respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional capital or financing will be available on acceptable terms when needed.
•Our industry is competitive on a global scale, from both quantum and classical competitors, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers, which would materially harm our reputation, business, results of operations and financial condition.
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
•We may, in the future, be adversely affected by global public health crises such as epidemics or pandemics.
•Unfavorable conditions in our industry or the global economy, including uncertain geopolitical conditions such as inflation, recessions and war, among others, could limit our ability to grow our business and negatively affect our results of operations.
•System failures, interruptions, delays in service, catastrophic events, inadequate infrastructure and resulting interruptions in the availability or functionality of our products and services could harm our reputation or subject us to significant liability, and adversely affect our business, financial condition and operating results.
•We may be unable to obtain, maintain and protect our intellectual property or prevent third parties from making unauthorized use of our intellectual property, which could cause us to lose the competitive advantage resulting from our intellectual property.

•Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with the commercialization of our products and services.
•We may face patent infringement and other intellectual property claims that could be costly to defend and may result in injunctions and significant damage awards or other costs. If third parties claim that we infringe upon or otherwise violate their intellectual property rights, our business could be adversely affected.
•If we do not meet the expectations of investors or securities analysts, the market price of our Common Shares may decline.
•We may be required to take write-downs or write-offs, or may be subject to restructuring, impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the market price of our Common Shares, which could cause you to lose some or all of your investment.
•The market price of our Common Shares has been and may continue to be volatile or may decline regardless of our operating performance.
•We may issue additional Common Shares or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the Common Shares.
•Our Amended and Restated Certificate of Incorporation contains anti-takeover provisions that could adversely affect the rights of our stockholders.

Frequently Used Terms
Unless otherwise stated or unless the context otherwise requires, the terms “D-Wave Quantum,” “D-Wave,” the “Company,” the “registrant,” “we,” “us” and “our” refer to D-Wave Quantum Inc., a Delaware corporation, together with its subsidiaries, and:
"Acquisition" means the acquisition, completed on January 20, 2026, of all of the issued and outstanding equity of Quantum Circuits, pursuant to the terms of the Acquisition Agreement.
"Acquisition Agreement" means the Agreement and Plan of Merger, dated January 6, 2026, by and among the Company, Quantum Circuits, Quest Acquisition Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quest Acquisition Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the Securityholders (as defined in the Acquisition Agreement).
"Bylaws" means the Amended and Restated Bylaws of D-Wave Quantum Inc.
"Charter" means the Amended and Restated Certificate Incorporation of D-Wave Quantum Inc.
"Closing" means the closing of the merger between DPCM, D-Wave Systems Inc., and certain other affiliated entities through a series of transactions on August 5, 2022.
“Common Shares” mean shares of common stock, par value $0.0001 per share, of D-Wave Quantum Inc.
“DGCL” means the Delaware General Corporation Law.
“DPCM” means DPCM Capital, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of D-Wave.
"D-Wave Systems" means D-Wave Systems Inc., a British Columbia corporation and indirect subsidiary of D-Wave.
"Exchange Act" means the Securities Exchange Act of 1934, as amended.
“Exchangeable Shares” refer to shares in the capital of D-Wave Quantum Technologies Inc., an indirect Canadian subsidiary of D-Wave. The Exchangeable Shares are exchangeable from time to time, at the holder’s election, for Common Shares on a one-for-one basis.
"JOBS Act" means the Jumpstart Our Business Startups Act of 2012.
"NYSE" means the New York Stock Exchange.
"Public Warrants" means our former warrants issued under the Warrant Agreement, which were exercisable for Common Shares and commenced trading on the NYSE under the ticker symbol "QBTS.QT" on August 8, 2022. We redeemed all unexercised Public Warrants in accordance with the Warrant Agreement, and delisted the Public Warrants from the NYSE, on November 19, 2025.
"Quantum Circuits" means Quantum Circuits, Inc., a Delaware corporation.
"Sarbanes-Oxley Act" means the Sarbanes-Oxley Act of 2002.
"SEC" means the U.S. Securities and Exchange Commission.
"Securities Act" means the Securities Act of 1933, as amended.
“Transaction” means the transactions effected pursuant to the Transaction Agreement, including, among other things, DPCM became a direct, wholly-owned subsidiary of D-Wave, D-Wave indirectly acquired all of the outstanding share capital of D-Wave Systems, D-Wave Systems became an indirect subsidiary of D-Wave, and D‑Wave became a public company and an SEC registrant as successor to DPCM.
"Transaction Agreement" means the Transaction Agreement, dated February 7, 2022, by and among DPCM, D-Wave, DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems.

"Warrant Agreement" means the warrant agreement, dated October 20, 2020, by and between DPCM and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent, as amended by that certain Assignment, Assumption and Amendment Agreement, dated as of August 5, 2022, by and among DPCM, the Company, Continental, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company (together, “Computershare”), and that certain Amendment Agreement, dated as of March 11, 2025, by and among the Company, Computershare and Equiniti Trust Company, LLC, a New York limited liability trust company, as successor warrant agent.

Part I
Item 1. Business
Unless the context requires otherwise, references in this section to “D-Wave,” “we,” “our” or “us” refer to D-Wave Quantum Inc., a Delaware corporation, and its consolidated subsidiaries following the consummation of the Transaction, and prior to the consummation of the Transaction, to D-Wave Systems Inc., a British Columbia corporation ("D-Wave Systems").
Overview
At D-Wave, our mission is to help customers realize the value of quantum computing to address complex computational problems that cannot be solved with classical computing alone. As a pioneer in the quantum industry for more than 25 years, D-Wave is the world’s first company to deliver commercial-grade annealing quantum computing systems and solutions. We are also the only dual-platform quantum computing company, providing both annealing and gate-model systems, software, and services to address customers’ full range of computational problems. We believe that we are leading the industry in ushering in the era of enterprise quantum computing. We are driving the transition from academic endeavors exploring quantum’s potential to enterprise-scale adoption and deployment, solving some of the world’s toughest problems. Based on our strategic decision to initially bring to market a type of quantum technology that is easier to scale—annealing quantum computing, we hold a first-mover advantage that no other company in the world can claim.
Our market leadership position is evident—we were the first to launch commercial quantum systems, the first to achieve a demonstration of quantum supremacy on a useful, real-world problem, the first to have quantum applications running in production for commercial customers, and the first with commercial customer use of its quantum computing technology with AI model training.
Built upon our decades of quantum innovation, we offer a full stack of quantum systems, software and services capable of solving highly complex problems today. Our relentless commitment to innovation and invention means that we are laser-focused on continuously building quantum solutions that push the boundaries of what is possible. A key corporate strategy is to advance the science of quantum, and in support of that effort, in March 2025, we achieved a world-first quantum supremacy result—solving a useful, real-world problem that a classical computer cannot solve. The peer-reviewed research paper was published in the esteemed publication, Science. The work was achieved using our then state-of-the-art qubit architecture, which demonstrated increased coherence and thus more computational power. We plan to continue our groundbreaking research and innovation on qubit architecture design and fabrication and apply what we learn to new products and applications.
From a product perspective, we continue to develop systems that outperform previous generations, driving toward higher qubit count, greater qubit coherence, and increased energy scale. In May 2025, we launched our sixth-generation annealing quantum computing system, Advantage2TM, with benchmarking results that indicate it is our most performant system to date with 20-way connectivity, higher coherence times, and higher energy scales that enable us to solve even larger and more complex problems, drive faster time-to-solution, and deliver higher-quality solutions. Our quantum computers—the world’s largest—feature quantum processing units ("QPUs") with sub-second response times that can be deployed on-premises or accessed through our LeapTM quantum cloud service (the "Leap service"), which offers 99.9% availability and uptime.
We’re also extending the capabilities of hybrid quantum-classical solvers to achieve best-in-class performance, expected to be unmatched by any other quantum computing company. Our StrideTM nonlinear hybrid solver can support optimization problems with up to two million variables and constraints and excels in solving problems with complex non-linear interactions between decision variables. Our continuous software enhancements to our Leap service translate to production-grade reliability, access, and security to support customers’ production deployments.

In addition to D-Wave’s history of innovation with annealing quantum computers, we have been making steady progress with our gate-model technology development as well. Both the annealing and gate-model technology are built on superconducting qubits which we believe have a long-term advantage over all other approaches to quantum computing. We are also leveraging the quantum systems technology we have developed for our annealing technology to accelerate our gate-model program. We have designed, manufactured, and operated high-coherence fluxonium qubits. In addition, we have announced a strategic advanced cryogenic packaging initiative and demonstrated end-to-end superconducting interconnect between chips, work that D-Wave expects will serve as an important foundation for scaling both D-Wave's annealing architectures and its gate-model architectures. In January 2026, we revealed the recent successful demonstration of scalable on-chip cryogenic control of gate-model qubits. This industry-first milestone advances the development of commercially viable gate-model quantum computers by significantly reducing the wiring required to control large numbers of qubits without degrading qubit fidelity.
On January 20, 2026, D-Wave announced the completion of its acquisition of Quantum Circuits, Inc., a leading developer of error-corrected superconducting gate-model quantum computing systems. With this acquisition, we believe that D-Wave has solidified its position as the world’s first and only dual-platform quantum computing company, building and delivering both annealing and gate-model quantum computing systems to address customers’ full set of complex computational problems. This acquisition solidifies D-Wave as the only company with all three key technologies required for scaled, error-corrected superconducting gate-model quantum computers:
•High fidelity, error detecting dual-rail qubits for efficient error correction with up to an order of magnitude fewer physical qubits per logical qubit;
•Local cryogenic control and multi-chip superconducting packaging for scaling systems with orders of magnitude fewer I/O control lines; and
•Robust cryogenic platforms with uptimes of years for commercial grade operations.
We believe this acquisition will allow D-Wave to deliver the industry's first scaled and error corrected gate-model quantum computing system.
Our solutions drive tangible business outcomes such as lower costs, increased operational efficiency and incremental revenue opportunities, and our technical roadmap is focused on delivering product advancements that facilitate our customer's return on investment (“ROI”), now and in the future. Our cloud-based approach offers customers real-time access to our technology, helping them not only find answers to their computationally challenging problems, but also enabling them to better navigate unexpected disruptions that arise in daily business; for example, changes to the supply chair or unplanned maintenance events. Our business model is focused on generating revenue from (i) providing customers with access to our quantum computing systems via the cloud in the form of quantum computing as a service ("QCaaS") products, (ii) providing professional services wherein we assist our customers in identifying and implementing quantum computing applications, and (iii) selling our quantum computer systems to customers. In addition, we believe that our initiative to develop and bring to market applications that combine the power of generative artificial intelligence ("AI") and quantum computing technologies will further extend our value proposition to our customers, as we launch the commercial era of quantum AI.
Our efforts across every facet of the business—from scientific research to processor development and hybrid solver advancements to production deployment support—remain squarely focused on helping our customers succeed in realizing value from their investments in D-WaveTM quantum computing.
Introduction to Quantum Computing
While classical computing technology has delivered significant advancements in performance, it has limitations. In classical computation, binary information is encoded in bits that can be either in a 0 or 1 state. Classical processors manipulate and transform this binary information to run classical algorithms and perform computations. Still, many important and high-value problems remain difficult or out of reach of classical computers, which creates a demand for quantum computing. Our quantum computing systems harness quantum mechanics to deliver powerful computational resources. Our systems contain quantum bits (qubits) that can be in a superposition of both 0 and 1 simultaneously, and support entanglement across many qubits. These properties provide computational tools that enable new algorithms and applications for solving problems that are outside the reach of classical computing systems.

The computational value of quantum computing underpins the promise of even greater societal and business impact, from the creation of new products and the identification of new lines of business to solutions unimagined in drug discovery, weather modeling, global supply-chain distribution, financial market portfolio optimization, and new materials. As the only quantum computing company in the world building both commercial annealing quantum computing systems and developing gate-model quantum computing systems, we can help customers benefit from a simplified, cross-platform experience that provides access to the full breadth of potential quantum applications. This dual-platform approach is crucial to serving the full quantum total addressable market (“TAM”), as different types of quantum systems best serve different types of quantum applications: annealing quantum computing systems are best for optimization problems; gate-model systems are optimal for differential equations, such as those in quantum chemistry; and both annealing and gate-model systems can solve linear algebraic and factoring problems, such as those in cryptography. As use of quantum computers accelerates, we expect to find an expanding set of use cases for both types of quantum computing systems.
We intend to address the broadest range of use cases by offering both annealing and gate-model quantum computers. We believe that we will serve as the only cross-platform solution for enterprise customers. For example, in the pharmaceutical industry, annealing quantum computing systems are well-suited for patient trial and supply chain optimization, as well as protein folding, while gate-model systems can assist with drug discovery. Both systems will likely play a role in quantum AI for toxicity mitigation. In manufacturing, new materials may be designed with gate-model systems, while annealing quantum computing systems can be used to optimize factory automation to deliver new products that feature those new materials as well as develop optimal supply chain and distribution logistics. By providing both annealing and gate-model quantum computing capabilities, D-Wave plans to address the entire TAM rather than only a portion thereof, unlocking customers’ ability to use D-Wave, and its annealing and gate-model systems, as a single-point solution.
Quantum computing provides our customers with a set of tools for finding solutions to hard problems. In a July 2025 survey from Wakefield Research, commissioned by D-Wave, more than 80% of the survey's enterprise respondents said they believe they have reached the limits of classical computing’s capabilities for optimization. The results of the study evidenced that quantum computing is gaining recognition among business leaders for its ability to potentially deliver major efficiencies in addressing complex optimization problems and facilitating operational improvements. Three in five (60%) respondents expect quantum computing-based optimization to be very, or extremely, helpful in solving the specific operational challenges that their companies face. In fact, among those respondents most familiar with quantum, this figure rises to 73%, including nearly a quarter who describe it as “a game changer.” We believe that all of this will contribute to acceleration in the use of, and demand for, quantum computing. The need for quantum computing solutions is here today, and we believe D-Wave is well positioned to capture a significant portion of the commercial quantum computing market.
Our customer portfolio represents a highly diverse set of blue-chip enterprise companies, including one of the world’s largest airlines, one of the world’s largest chemical companies, one of the world’s largest aerospace companies, one of the world’s leading mobile carriers, and one of the world’s largest payments companies. Our customers have included Mastercard, Deloitte, BASF, Pfizer, Unisys, Siemens Healthineers, NTT DOCOMO, Ford Otosan, Interpublic Group, Davidson Technologies, Inc. ("Davidson Technologies"), ArcelorMittal, Pattison Food Group (formerly Save-On-Foods), DENSO, BBVA, and NEC Corporation (“NEC”). In addition, thousands of developers around the globe have built early quantum software applications on our systems in areas as diverse as customer offer allocation, resource scheduling, factory scheduling, vehicle routing, logistics optimization, workforce scheduling, drug discovery, industrial construction design, portfolio optimization and maintenance, repair and overhaul optimization, plus many more under development, demonstrating increased recognition of the benefits of quantum computing across industries.
We believe that most commercial quantum computation and successful application development will be hybrid, meaning that problems will be solved using powerful combinations of quantum and classical resources. Much like the value of a graphical processing unit in classical computation, quantum computers are accelerators. Our quantum hybrid approach offers customers solvers that combine quantum and classical computing resources to solve industry scale optimization problems. This enables customers to realize quantum value today, and is intended to ensure that they can continue to address increasingly complex problems as the technology progresses and their business requirements expand.

We have already demonstrated important results. In March 2025, D-Wave became the first company in the world to demonstrate quantum supremacy on a useful, real-world problem. This groundbreaking work, which was achieved using our 1,200 qubit Advantage2 annealing quantum computing prototype, was published in a peer-reviewed paper in the esteemed journal, Science. D-Wave’s quantum computer performed the complex simulation in minutes, with a level of accuracy that would have taken nearly one million years and consumed more than the world’s annual electricity consumption using one of the world’s most powerful supercomputers, which incorporated graphics processing unit ("GPU") clusters. In addition, we have shown in the peer-reviewed paper published in Nature Communications in 2021 that our systems have demonstrated a three-million-times speed-up over the best-known classical approaches on an application in quantum materials simulation. In another peer-reviewed paper published in Nature in 2023, our annealing quantum computing systems demonstrated a significant speed-up and scaling advantage on approach to optimality for an important class of hard optimization problems.
We believe that our hybrid quantum computing approach will accelerate the value of quantum computing for enterprises today, and once fully developed, our dual-platform offerings of both annealing and gate-model systems will provide customers with access to quantum computing for their full range of use cases. We believe we are poised to disrupt and revolutionize the notion of computational power. In turn, we anticipate this will enable business and society to realize the value of quantum computing technology sooner rather than later.
We are more than our innovative products. We are an organization of professionals across many disciplines with distinguished domain experts with decades of experience in their respective fields. We believe the maturity of our technologies, our deep professional services expertise, our history of delivering both scientific advancements and new quantum products via cloud services, our ability to successfully sell and install quantum systems, and our proven track record of building and growing new markets fully equip us to partner with customers on their quantum journeys and to continue to capture a significant portion of the growing market.
All our systems, tools and products are, and will continue to be, focused on providing an accelerated path to practical, real-world applications that deliver measurable value to our customers.
Our Quantum Computers, Developer Tools, and Quantum Hybrid Solvers Delivered via QCaaS
We believe we are uniquely positioned to serve the growing market for quantum computing solutions and services. Based on our analysis of recent market research, we’ve identified priority industries and use cases where we see the greatest growth opportunity for our business—both in the near- and longer-term. We will initially focus on supporting use cases in logistics, retail and manufacturing, solving problems such as workforce scheduling, production scheduling, vehicle routing and resource allocation—areas where our current technology is successfully driving positive business outcomes for our customers. As our technology development progresses, we will continuously expand the portfolio of applicable use cases to support even more complex problems. For example, we are investigating the use of our quantum processors as AI accelerators that might enable more efficient large language model construction and training, more efficient inference and a reduced power footprint, which could further drive performance in generative AI and machine learning use cases such as drug discovery.
A portion of our revenue is derived from cloud-based QCaaS that incorporates access to our annealing quantum computers that have more than 4,400 qubits and quantum-classical hybrid solvers that can solve problems with up to two million variables. We also recognize revenue by assisting customers in identifying and implementing quantum computing applications through our professional services offerings. And we also generate revenue when research, academic, and government customers purchase our on-premises D-Wave Advantage2 quantum computers to push the boundaries of quantum-fueled experimentation, development and usage. For a breakdown of revenue by type of product or service, please see Note 3 - Revenue from contracts with customers included in the notes to our audited consolidated financial statements. While we generate revenue from these products and services, we have a history of net losses since inception and have experienced negative cash flows from operations. See “Risk Factors—Risks Related to Our Financial Condition and Status as an Early-Stage Company—We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.”
Advantage and Advantage2 annealing quantum computers: We are at the forefront of annealing quantum computing. Our annealing quantum systems were built for businesses and excel at optimization problems ubiquitous in real-world commercial applications, such as optimizing manufacturing processes and workforce scheduling. AdvantageTM and Advantage2 systems are available via our Leap service, and access to the Leap service and other services can be purchased directly from D-Wave or through Amazon Web Services (“AWS”) Marketplace.

Gate-model quantum computer development: The acquisition of Quantum Circuits brings superconducting dual-rail qubit technology to D-Wave. This technology offers both the fast gate speeds of superconducting architectures and high gate fidelities comparable to the best of the trapped ion and neutral atom architectures. Quantum Circuits’ dual-rail technology with built-in error detection results in higher quality qubits and dramatically lowers the physical resources required for building logical qubits. We believe the combination of our dual-rail qubits, scalable on-chip control technology, and high reliability cryogenic platforms will allow D-Wave to be the first company to bring to market scaled, error-corrected gate-model technology. Similar to our existing annealing quantum computers, we plan both to deliver access to our gate-model quantum computers via the Leap service and to support on-premises installations. In parallel with building gate-model quantum computing systems, we will continue to invest in our Advantage annealing quantum computing program with a roadmap for future generations of increasingly larger and more powerful, coherent, and connected annealing quantum computing systems.
Secure computing: We anticipate that there may be unique research and government classified applications that require secure cloud or stand-alone systems (potentially for both annealing and gate-model systems) on customer premises.
Our offerings include:
Leap quantum cloud service: We are also at the forefront of providing real-time quantum cloud service for quantum applications. Launched in 2018 and now available in 42 countries and counting, the Leap service gives D-Wave customers secure and reliable access to our state-of-the-art quantum computers and a portfolio of quantum-classical hybrid solvers that can solve large-scale industrial problems. The Leap service enables customers to achieve the commercial and research benefits of using D-Wave’s newest commercially-available technology without the need for capital expenditure, infrastructure upgrades, or costly systems integration. The Leap service is a real-time platform, meaning that customers can submit jobs and receive immediate answers: no need for reservations or lengthy queues. From the start, we have made multiple quantum computers available through the Leap service, which means that system maintenance does not need to interrupt customer access to quantum and hybrid resources. This level of availability distinguishes the Leap service from alternative platforms: with more than 99.9 percent uptime across key components, we offer service-level agreements (SLAs) to customers running mission-critical production applications. Since 2023, D-Wave has maintained compliance with the SOC 2® Type 2 data-security standard for the Leap service, an independent attestation that we have taken proactive steps to mitigate cybersecurity risks for our customers.
D-Wave Launch™ on-board to quantum computing program: The D-Wave Launch program offers a phased approach to identifying and building in-production quantum hybrid applications. Our professional services team works with customers to help identify which problems would be most impacted by quantum solutions, develop quantum proofs-of-concept, pilot hybrid quantum applications, and put those applications into production. Our standard professional services offerings also include training sessions and access to the Leap service for project-related purposes.
Quantum computing systems: D-Wave also offers customers the ability to purchase its D-Wave Advantage2 annealing quantum computing systems. By purchasing an on-premises system, customers have access to all aspects of the Advantage2 quantum computer, including the ability to modify system parameters and integrate the system in ways previously unavailable to them. In addition, D-Wave expects to offer customers the ability to purchase superconducting gate-model systems in 2026. Demand for on-premises systems comes amid growing interest from research centers, academic institutions, and high-performance computing centers looking to accelerate competitive differentiation, bolster national security, and explore how quantum computing can address challenges resulting from AI’s escalating power consumption.
Ocean™ developer tools: Offering a full suite of open-source programming tools, the Ocean software development kit (“SDK”) simplifies the process of building quantum hybrid applications while reducing associated time and cost.
Customers and Applications
Quantum use cases: We are now observing an expansion in certain quantum use cases, notably optimization-based, that are beginning to move into production, with customers identifying real business problems, developing quantum hybrid proofs-of-concept, piloting them, and then running those use cases in production environments, thus fueling their daily operations. But we believe this is just the beginning. As annealing quantum computing becomes more powerful and gate-model systems come online in the future, other pre-production and production use cases are expected to emerge.
Hundreds of user-built early applications have been developed to run on our annealing quantum computing systems and in our hybrid solver service. Spanning a wide range of diverse industries, these applications include examples in workforce scheduling, resource optimization, production scheduling, logistics routing, and portfolio optimization.

Our annealing quantum computers run an algorithm that natively solves optimization problems. As a result, a growing collection of use cases tend to fall into the combinatorial optimization category. Applications include peptide design, employee scheduling, last-mile vehicle routing, production scheduling, financial portfolio return optimization, farm-to-market food delivery, digital marketing, organic light-emitting diode materials development, financial risk reduction, marketing campaign optimization, shipping container logistics, ribonucleic acid folding, and clinical trial optimization. We believe verticals including, but not limited to, manufacturing, retail, logistics, financial services, life sciences, energy, and telecommunications stand to benefit from the processing power of quantum computing.
Our customers have built a plethora of applications with our annealing quantum computing technologies that demonstrate tangible outcomes, including:
•Pattison Food Group, Canada’s largest Western-based provider of food and health products, has successfully used hybrid solvers in the Leap service, which incorporate the Advantage QPU, to find solutions to optimization problems in grocery operations. The company has moved several quantum hybrid applications into production. The first, an e-commerce driver delivery scheduling application, is now in production to create schedules that serve over 100 stores. This application has trimmed what was once an 80-hour task to just 15 hours each week, resulting in over 80 percent time savings. In addition, the company brought another quantum-hybrid application into production that optimizes in-store resource scheduling in its stores across Canada.
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
•When Turkey-based Ford Otosan, a joint venture between Ford Motor Company and Koç Holding, wanted to streamline the manufacturing of its Ford Transit line of passenger vans, the company turned to hybrid quantum computing to devise a solution. Together, D-Wave and Ford Otosan built a hybrid quantum application to optimize production sequencing, identifying a solution that scheduled 1,000 vehicles per run in under 5 minutes, compared to 30 minutes using the existing process. The solution found that, despite shifts in demand or parts availability, the carmaker could respond appropriately to avoid any disruptions to its productivity.
•BASF, one of the world’s leading chemical companies, built a hybrid-quantum application to optimize manufacturing workflows in a BASF liquid-filling facility. The application was designed to minimize the total setup time required to switch between products, reduce the time to fully offload each tank, and minimize the overall tardiness of products relative to their scheduled due dates. The hybrid-quantum application outperformed an existing traditional optimization solution across key operational metrics, reducing lateness by 14%, reducing setup times by 9%, and shortening tank unloading durations by up to 18%. The hybrid-quantum technology set a new benchmark for manufacturing efficiency, allowing reduction of production scheduling time from 10 hours to just seconds.
•The former Japan Tobacco (JT) pharmaceutical division, which is now part of Shionogi & Company, Limited, worked with D-Wave on a joint proof-of-concept project that used quantum computing technology and AI in the drug discovery process. JT and D-Wave enhanced large language models (LLMs) with a quantum-hybrid workflow to increase their generative capabilities and enable JT to produce novel, more ‘drug-like’ molecular structures beyond those found in the training datasets for the quantum-hybrid generative AI system. The work demonstrated that LLM hybrid models that used classical computation together with D-Wave’s QPU resulted in more valid generated molecules when compared to classical methods alone. In addition, the molecules generated by QPU-assisted LLM training showed a higher quantitative estimate of drug-likeness compared to the training dataset and the models trained with classical computation-driven LLM training methods. This indicates that the QPU provided the teams with higher quality, lower energy samples, highlighting the potential benefits of quantum computing in generative AI for drug discovery.

•North Wales Police ("NWP") collaborated with D-Wave on a proof-of-technology project leveraging a hybrid quantum application to optimize placement of police vehicles for emergency response. The hybrid-quantum technology delivered a faster, more accurate, and more efficient solution than classical methods alone, providing NWP with the ability to reduce the average incident response time by nearly 50%. The application outperformed NWP’s classical optimization solution by reducing police vehicle coordination time from four months to four minutes, significantly improving real-time adaptability. The test also demonstrated that NWP could respond to at least 90% of incidents within their target response time using the hybrid-quantum application.
•Davidson Technologies, a U.S.-based technology services company that provides innovative engineering, technical, and management solutions for the Department of Defense, the aerospace industry, and commercial customers, has been working with D-Wave on several quantum-hybrid applications to advance national defense efforts. Most recently, we worked with Davidson Technologies and Anduril Industries Inc., a defense technology company focused on advanced autonomous systems, to develop an initial proof-of-concept for complex missile-defense planning scenarios. Compared to classical solvers, D-Wave’s Stride hybrid solver delivered at least 10x faster time-to-solution, a 9% to 12% improvement in threat mitigation, and the ability to intercept an additional 45–60 missiles in a 500-missile attack simulation.
•We worked with VINCI Energies S.A. ("VINCI Energies"), an accelerator of environmental and digital transition, on a pilot project to better design the layout of an HVAC system for new buildings, considering discrete duct sizes and joint costs. VINCI Energies has been developing an automated solution for what had been a largely manual process. Built to supplement that automated solution, our quantum-hybrid application showed better qualitative and quantitative results across all evaluation metrics. Overall, we have been able to identify a lower cost and more aesthetically pleasing solution for HVAC system placement.
Enterprises are beginning to see ongoing benefits from their D-Wave-powered use cases. Moreover, the accumulated quantum learning experience is expected to accelerate the addition of new use cases, as both new applications emerge and technologies mature. The cycle of moving from proof-of-concept development to production applications provides opportunities for continuous learning and innovation. Providing tangible customer value is an important way in which we differentiate ourselves from other companies in the market, whose primary focus, out of necessity, is scientific discovery rather than the delivery of quantum products and services for business-scale commercial applications.
Scientific applications: Notwithstanding our focus on commercial customer value, we also demonstrate excellence in scientific applications. Over the past several years, simulation of quantum magnetic systems has emerged as a promising application and better means of studying the dynamics of the QPU. Responding to a 2021 Nature Communications paper on a simulation of topological phenomena in a quantum magnet using a D-Wave 2000Q™ system, Nobel laureate J. Michael Kosterlitz, who won the prize for his work on this topic, said: “This paper represents a breakthrough in the simulation of physical systems which are otherwise essentially impossible.” And in a landmark for quantum computing, in March 2025, D-Wave published in the esteemed journal Science a peer-reviewed paper demonstrating that D-Wave’s Advantage2 prototype performed simulations of quantum dynamics in programmable spin glasses (a computationally hard magnetic materials simulation problem) in minutes for the most complex structures and with a level of accuracy that would have taken up to one million years using Oak Ridge National Laboratory’s Frontier supercomputer, one of the most powerful supercomputers in the world. The work simulated the behavior of a suite of lattice structures and sizes across a variety of evolution times and delivered a multiplicity of important material properties.
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
A year later, we released the Advantage annealing quantum computer, a 5,000+-qubit system, along with new quantum hybrid solvers in the Leap service. This marked an inflection point that allowed far larger, more complex, business-scale problems to be solved on our systems.
And in 2021, we released performance upgrades to the Advantage system and added the constrained quadratic model (“CQM”) hybrid solver to make it easier to solve problems with constraints. Business optimization problems use constraints, such as the distance a truck is able to travel before running out of gas. In October 2021, we also announced a preview of our next-generation quantum computing platform, which will include both annealing and gate-model quantum computers. With the expansion of our products and services to include gate-model systems, we believe we will be poised to provide the multiplatform computational power required to tackle a broad array of highly complex computational problems.
In 2022, we introduced new updates to our hybrid CQM solver, enabling businesses to run quadratic optimization problems with continuous variables as well as weighted constraints, and introducing pre-solve techniques that simplify problem formulation. By incorporating constraints, the solver is valuable in addressing the real business problems of current and future customers. We also launched new algorithmic updates to our constrained quadratic model hybrid solver that deliver increased performance for existing binary problem classes, which can include offer allocation, portfolio optimization, and satisfiability. We expect future software developments to improve solution quality for our priority verticals and key use cases in manufacturing and logistics, as well as advanced applications involving AI and machine learning.
Our 2023 peer-reviewed milestone paper in Nature highlighted the performance of the 5,000+ qubit Advantage quantum computer being significantly faster than classical computing on 3D spin-glass optimization problems, an intractable class of optimization problems. This paper also represented the largest programmable quantum simulation reported to date. In addition, we introduced changes that delivered increased performance on our hybrid CQM solver on a broad set of problem classes.
In 2024, we launched a hybrid solver designed for nonlinear programs, the Stride hybrid solver, capable of handling production-scale use cases of up to 2 million variables and enabling customers to solve real-world problems of growing complexity. The nonlinear solver enables users to specify their problems using array operations. We regularly release enhancements to the nonlinear solver to support active customer engagements, including adding support for continuous variables with linear interactions, a feature we released in March 2025.
In May 2025, we released the full-scale Advantage2 quantum computer, previously made available in the Leap service as a small-scale prototype. This is our sixth-generation annealing quantum computer, with 4400+ qubits and the following improvements over previous product generations:
•20-way rather than 15-way qubit connectivity, enabling higher problem complexity and more-compact embeddings, which typically results in better solutions.

•40% higher energy scale, meaning greater separation between high-quality solutions and lower-quality ones, driving results closer to optimal.
•Two times longer coherence time, reducing the time to return high-quality solutions.
•Four times lower noise, reducing fluctuations in programmable problem parameters, improving precision and the ability of the QPU to distinguish between solutions close in energy.
As of the end of 2025, Advantage2 quantum computers are operational in three countries: Canada, the United States, and Germany.
On January 6, 2026, D-Wave announced the demonstration of scalable, on-chip control of fluxonium gate-model qubits. On-chip control is critical to scaling the technology and the demonstration showed that the scalable control developed for the annealing technology can be successfully adapted to controlling gate-model qubits with no loss of fidelity.
On January 20, 2026, D-Wave completed the acquisition of Quantum Circuits, Inc., a leading developer of error-corrected superconducting gate-model quantum computing systems. For D-Wave’s gate-model program, Quantum Circuits brings industry-leading dual-rail qubits that greatly simplify and advance error correction, which is key to delivering commercially-viable gate-model quantum computers. Quantum Circuits’ dual-rail qubits bring the speed of superconducting gate-model qubits along with the fidelity of ion trap and neutral atom qubits—reflecting a significant industry breakthrough that is currently unmatched by any other quantum computing vendor.
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
•The company's quantum systems are highly performant, highly reliable, and highly available.
•The company has proven commercial customer successes in proof-of-concepts and applications in production.
Currently D-Wave is the only company that meets the above criteria.
Our technology has been proven to solve important problems beyond the reach of classical computers—with clear demonstrations of our system’s outperformance. Recently, the solution to a complex materials simulation problem was solved in approximately 20 minutes on our system. It would have taken nearly one million years to solve this on one of the world’s most powerful supercomputers and would have used more than the world’s annual energy consumption to solve using classical supercomputers built with GPU clusters. The peer-reviewed paper of this groundbreaking work was published in the esteemed journal, Science, in March 2025. D-Wave’s systems are commercial-grade and our Leap service delivers 99.9 percent uptime and availability and sub-second response times. The Leap service is accessible in 42 countries, with enterprise-ready performance, security, and scalability. Our hybrid quantum solvers can extend solution quality for larger and more complex problems with up to two million variables. And finally, our customers, including more than two dozen of the Forbes Global 2000 companies, are experiencing firsthand the power of annealing quantum computing.
We have a long track record of working with customers on real-world, computationally complex optimization problems. We are the only company in the quantum industry with operational and commercial experience running a quantum computing business at production levels. We are leaders in the development of the intersection of quantum hardware and software, unlocking greater ease of use and application performance for customers. We are the only quantum computing company developing both annealing and gate-model quantum computers. Moreover, our commercial-first approach focuses on building products delivered via the cloud that help enterprises solve complex business problems and drive business value today. Combined, this gives us a unique perspective on how to anticipate and address the needs of customers, with a goal to accelerate quantum computing market creation and adoption.

In addition, the acquisition of Quantum Circuits will bring together D-Wave’s deep expertise in scalable control of superconducting quantum processors as well as its production-grade, high availability quantum cloud platform with Quantum Circuits’ leading approach to error-corrected superconducting gate-model technology. Quantum Circuits’ dual-rail technology with built-in error detection results in higher quality qubits and dramatically lowers the physical resources required for building logical qubits. Combining these technologies is expected to facilitate an accelerated commercial gate-model product roadmap that D-Wave believes will enable it to be the first to deliver fully error-corrected, scaled gate-model quantum computing. This is also projected to significantly expand the exciting use cases addressable by commercial quantum computing.
Full stack for the entire quantum journey: We are developing annealing and gate-based quantum systems with a full-stack, cross-platform vision for the future. Our quantum-in-the-cloud offering comprises a complete portfolio of products and services that supports building in-production applications across broad use cases for businesses and developers. We currently deliver commercial annealing quantum computing systems via our Leap service, open-source application development tools, and professional services that bring demonstrable business value to our customers. We are also developing gate-model systems to provide coverage for an expanding number of customer use cases.
Dual-platform: We believe our platform-agnostic approach will help customers solve their toughest and most complex business problems without having to worry about which quantum technology approach or platform to use. Annealing quantum computing systems and gate-model quantum computing systems address a complementary set of use cases. Upon the development of our gate-model systems, customers will not have to choose between annealing or gate-model systems, as our dual-platform open-source developer tools will enable them to invest in one tool and use it across multiple quantum systems.
Hybrid strategy: Some problems are solved with classical computing resources, others with quantum computing resources, but many are best solved with a combination of both. This is why our product strategy enables customers to tap into and harness the power of both quantum and classical resources to satisfy their given use case. Our hybrid solvers (part of our Leap service) offer a seamless way for end users to easily leverage both our quantum and classical resources via the cloud to run complex problems. As of February 2026, more than 280 million problems have been submitted to our annealing quantum computing solvers directly and through our portfolio of hybrid solvers since the Leap service was launched in 2018.
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
Cloud-first and enterprise scale: The Leap quantum cloud service provides real-time access to production-grade annealing quantum computers with enterprise class performance and scalability. The Leap service is engineered for high reliability and availability, offering greater than 99.9 percent uptime and sub-second response times even under heavy customer usage, and provides the security and privacy measures needed for enterprises to go live with in-production quantum hybrid applications. Much of our technical focus is on ensuring delivery of a secure production-grade quantum technology stack that customers can rely on to support critical business workflows. In December 2023, the Leap service became SOC 2 Type 2 compliant, making us the first full-stack quantum technology provider to achieve SOC 2 Type 2 compliance, and building assurance with our customers that their data is secure. Established by the American Institute of Certified Public Accountants (AICPA), the SOC 2 examination is designed for organizations to ensure the personal assets of their potential and existing customers are protected. SOC 2 reports are globally recognized and affirm that a company’s infrastructure, software, people, data, policies, procedures, and operations have been formally reviewed.
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
Our Business Model
Three-pronged go-to-market model: Our go-to-market model—across direct sales, partner channels, and developers—extends our ability to scale sales.
•Our direct sales strategy involves: (1) growing our existing customer base by accelerating the path from pre-production to in-production application deployment on the Leap quantum cloud service; and (2) acquiring net new customers using a customer engagement model, D-Wave Launch, which is a services-enabled journey to the adoption of quantum technology. With D-Wave Launch, we take our customers along a journey of use-case analysis and problem formulation to a fully implemented proof-of-concept deployment and finally onto a production state, where the devised solution is integrated into the customer’s day-to-day operational workflow. The initial stages of engagement prior to production deployment are considered non-recurring revenue per application. Once the application is in production, D-Wave generates recurring revenue by providing QCaaS services to enable customers to run the full production application on an ongoing basis. See “Our Quantum Computers, Developer Tools and Quantum Hybrid Solvers Delivered via QCaaS—D-Wave Launch on-board to quantum computing program” for additional information.
•Our partner strategy involves: (1) expanding our reach and ability to deliver integrated solutions to customers via Systems Integrator (“SI”) professional services firms such as Deloitte and PWC - bringing deep industry expertise and customer relationships, and augmenting our delivery capabilities for hybrid-quantum solutions; (2) enabling customers to purchase Leap and our Launch professional services offerings through AWS Marketplace, creating convenience and ease-of-procurement for customers already on AWS; and (3) continuing to build reseller and Independent Software Vendor (“ISV”) partner relationships with global and regional entities such as NEC, Carahsoft Technology Corp. ("Carahsoft") and Staque.
•Our developer strategy involves: (1) enabling developers with free download of our open source Ocean software development kit—a Python-based SDK with access to code examples and code repositories in GitHub that make it easy for developers to learn and build applications that leverage Leap and the Stride hybrid solver; (2) providing access to a free trial of the Leap service, through our Quantum LaunchPad™ program, which includes technical engagement to help Quantum LaunchPad participants in their application development and identification of new emerging use cases of our technology; (3) working with accredited universities and research institutions via our Quantum Voyager™ program, which provides free trial access to Leap services and facilitates hackathons for faculty, students and researchers; and (4) lead generation, i.e., engaging with our Quantum LaunchPad and Voyager program participants to identify prospects for conversion to paid customers and applications that can move into production usage or larger scale research usage.
Our Growth Strategy
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

Build the business: We continue to build the business through a combination of QCaaS services, professional services, and partner / developer ecosystem growth. The key elements of this strategy are:
•Win the fast-growing optimization market: Annealing quantum computing is uniquely suited for solving optimization problems and this problem class is anticipated to comprise approximately 25% to 30% of the longer-term quantum computing TAM that is available to hardware, software, and service providers. As the first company in the world offering annealing quantum computing technology, we plan to continue to leverage this competitive position and acquire additional customers with optimization use cases across multiple verticals, including manufacturing, retail, logistics, financial services, telecommunication services, life sciences and pharmaceuticals, and the public sector.
•Expand into cutting-edge and high growth markets via blockchain and AI: We have ongoing research and development of use cases where annealing quantum computing can be used to build quantum-based blockchains with proof-of-work done via the QPU, making them inherently quantum-proof from a security perspective and using a fraction of the power consumption when compared to classical proof-of-work technologies. We have also demonstrated in customer use cases that our solvers and annealing quantum computing can be used in support of AI model training and inference by enabling customers to generate optimal “priors” in generative models, shortening the training process or by executing a class of AI models that are known as Boltzmann machines, in both cases with significant savings of time and energy costs.
•Direct sales, recurring revenue, and expanding partner strategy: We are pursuing multiple revenue streams from our go-to-market model. Our main recurring lines of business—cloud services and system sales—have seen significant growth in recent years, which we anticipate will continue. Specifically, between 2018, when we introduced our Leap service, and the end of 2025, cloud revenue has grown at a compound annual growth rate of 24 percent. We have two types of cloud revenue contracts: large multi-year engagements and smaller recurring contracts that are often multi-month in duration. We continue to acquire net new customers through the D-Wave Launch program and further drive recurring QCaaS revenue by moving existing customers from their pre-production journey into production applications. To broaden our reach and potential customer footprint with these key verticals and use cases, we are increasing our focus on partners and resellers. We currently sell with or through a group of large professional services and technology firms including Deloitte, PWC, NEC, Davidson Technologies (who hosts a system node), Unisys, Carahsoft, and Staque, and we are in active discussions with other large professional services and technology firms to scale our go-to-market efforts.
•Prioritize key vertical markets: Foundational to driving sales growth in the commercial sector is a focus on key industry verticals where we identify the best solution and market fit. The first vertical markets identified are manufacturing, retail, logistics, financial services, telecommunication services, life sciences and pharmaceuticals, and the public sector. We have a focus on use cases that have shown the effectiveness of our quantum and quantum-hybrid solvers to provide competitive solutions to complex optimization problems that exist within those vertical markets. We are pursuing a go-to-market growth strategy designed to increase sales and expedite customer applications moving into production. We believe this go-to-market approach will better position us to serve markets that are ready to capitalize on the tangible benefits of our quantum computing solutions. Early adopter customers are on the forefront of massive digitization efforts, as they incorporate cutting-edge technologies designed to optimize their operations and identify new processes and products that fuel operational efficiencies, cost savings and increased revenue. As part of our go-to-market strategy, we are focusing on use cases with the broadest near-term applicability including workforce scheduling, production scheduling, logistics routing, resource allocation, marketing offer allocation, maintenance, repair and overhaul optimization, and portfolio optimization. In parallel with this verticalized go-to-market focus, we continue to identify and implement new and existing use cases across multiple industries as opportunities arise. New use cases and verticals will be added as they become mature, such as the examples discussed above in the bullet point paragraph “Expand into cutting-edge and high-growth markets via blockchain and AI”.

•Expanding the existing base and landing new customers: With our verticalized focus at the forefront, our direct sales strategy involves: (1) expanding our advanced computing business by increasing our sales of systems or placement of Leap nodes in customer and partner environments, creating expanded geographical coverage and reach; (2) growing our existing customer base by accelerating the path from pre-production to in-production application deployment on our Leap service. This is achieved through a focused customer success program to ensure successful migration to QCaaS production usage, ongoing renewals, and the identification of additional use-case areas; and (3) acquiring net new customers using the D-Wave Launch program, a services-enabled journey to the adoption of quantum technology. For direct-to-enterprise sales, we regularly initiate customer relationships through the D-Wave Launch engagement model. These engagements typically start with our professional services organization working with the customer to build out an actual proof-of-concept software implementation running on the Leap service to test if the implementation works correctly and identifies business value to the customer. On occasion, a quicker, lighter model is built first, as a proof-of-technology, to identify use case applicability before engaging in a more rigorous proof-of-concept development. Following a successful proof-of-concept implementation, we work with our customers to integrate the full quantum-hybrid solution into their day-to-day workflow and surrounding systems’ infrastructure. The goal of this work is to put the quantum hybrid application into production pilots and full production. At this point, our customers typically run the problem in their environment while connected to the Leap service, at full scale, and derive additional business benefits beyond those identified in the earlier development stages. All engagements up until full production are considered non-recurring revenue per application. At full production, the Leap service access provided to run the final application represents recurring revenue as it consumes QCaaS resources on a continuous basis. As an application consumes QCaaS resources, D-Wave recognizes the revenue. See “Our Quantum Computers, Developer Tools and Quantum Hybrid Solvers Delivered via QCaaS—D-Wave LaunchTM on-board to quantum computing program” for additional information.
•Reduce time to production: As an independent, full-stack quantum computing platform and solutions provider, D-Wave is unique in having many commercial customers with a steadily increasing proportion of those using D-Wave quantum-hybrid solutions within their day-to-day production workflow. As more customers enter into production usage, our focus now shifts to reducing the time it takes to get more D-Wave quantum-hybrid solutions into daily workflows. We are doing this by focusing on the Launch process and leveraging any best practices or additional efficiencies that can be implemented across all projects. As more and more solutions successfully proceed through our Launch program, we will take advantage of the lessons learned, improving and refining the process as we go. We expect these changes will drive better efficiency and reduce project length and time to production. We are also creating standardized templates for certain use cases and industries. We expect this will allow us to have repeatable formulations and solutions for standard business problems and put solutions in place for new customers with those problems in less time using our standard offerings. These offerings would allow for some minor modifications or customizations for client-specific requirements but reduce the time to production, as we expect we will have an established partial solution in place that can be leveraged and built upon. We intend that these standard templates will both take into consideration the industry-specific regulatory and compliance requirements and eliminate the need for each new project to have to account for these important factors.
•Engage partners for increased breadth and speed: We also intend to expand our SI and ISV partner and reseller relationships to identify new geographies, customers, verticals, and use cases, all of which could potentially use our products and services. We continue to develop, implement and manage a comprehensive partner program to ensure that the most appropriate and productive partner relationships are initiated, enabled and managed, across solution providers, system integrators and referral / reseller partners.

•Pursue government sales and grants: We see increasing interest from governments in building quantum applications and their support for both annealing quantum computing, quantum-classical hybrid technologies, and continued research and development for gate-model quantum computing systems. In Japan, the government has funded application development for a variety of different public sector problems including optimized tsunami evacuation routes and lowering CO2 emissions. In Australia, the government announced an interest in building applications to optimize transportation networks. In Canada, the National Quantum Strategy includes a pillar aimed at commercialization, and the United Kingdom’s SparQ programs explicitly include quantum annealing along with gate-model systems. In the U.S., there are many policy initiatives that are explicitly inclusive of the different quantum technologies, as well policies aimed at identifying the right use cases and developing near-term quantum applications. Government quantum programs also continue to provide funds for enhanced research and development efforts. D-Wave will continue to work directly and through appropriate partnerships to pursue these opportunities. Outside of government funding programs, we are also seeing an increased interest in direct engagements across the public sector, including transportation, telecommunications, energy, emergency services, defense, and homeland security. To support growing government adoption of quantum computing, in addition to our partnership with Carahsoft, a trusted government IT solutions provider, and the achievement of “awardable” status through the Chief Digital and Artificial Intelligence Office’s Tradewinds Solutions Marketplace, D-Wave has increased its capabilities in support of United States government customers by (1) making an Advantage2 system operational in Huntsville, Alabama at Davidson Technologies, a mission-driven technology company supporting the U.S. government and aerospace customers; and (2) the formation of a new business unit dedicated to driving the adoption of quantum computing products and services with the U.S. government, led by a seasoned public sector business executive.
Advance the science: We advance the science through the pursuit and creation of new knowledge in the quantum space, with the goal of demonstrating customer value and quantum supremacy (i.e., a computational quantum outcome that cannot be achieved by any existing classical computation system) in a growing portfolio of problems. The key elements of this strategy are:
•Demonstrate the power of our quantum technology through benchmarking: Our annealing quantum computers have outperformed the best classical computers in several specific use cases. As noted in a peer-reviewed paper published in Nature Communications (2021), our systems demonstrated a solution to a problem three million times faster than the best-known classical approaches on an application in quantum materials simulation. In another peer-reviewed paper published in Nature (2023), we showed the power of coherent quantum annealing in delivering a scaling advantage over classical approaches, as a function of computation time, in solving certain types of problems. In the context of real-world applications, our customers have shown material efficiency improvements in solving business problems (for example, up to 500 times faster for Pattison Food Group, as described above). In March 2025, D-Wave became the first in the world to demonstrate quantum supremacy on a useful, real-world problem. This groundbreaking work was published in a peer-reviewed paper in the esteemed journal, Science, showing that D-Wave’s quantum computer performed the complex simulation in minutes and with a level of accuracy that would take nearly one million years using one of the world’s most powerful supercomputers.
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
Improve the technology: We improve the technology through continuous innovation in annealing and gate-model quantum computing development, hybrid algorithm advancement, and leveraging customer and market feedback to inform our product innovations and lifecycle. The key elements of this strategy are:

•Continue to invest in our differentiated annealing quantum computing technology: As discussed above, while our technological approach encompasses both annealing and gate-model architectures, we are the first company to build and commercially deliver production-scale annealing quantum computers. Our extensive intellectual property portfolio around our annealing quantum computing systems and ten-year head start in superconducting quantum technology development give us a first-mover advantage, making it difficult for others to enter this space. Quantum annealing is the only quantum computing approach that, as part of the hybrid solver service, can efficiently solve large combinatorial optimization problems at enterprise scale.
•Develop a scaled, error corrected gate-model technology: We are developing superconducting dual-rail gate-model processors. A key differentiator for our development effort is the cryogenic on-chip qubit control and readout we have developed for our six generations of annealing processors that is now being developed to control and readout our gate-model qubits. The dual-rail superconducting qubit technology allows us to encode logical qubits with significantly fewer physical qubits than other superconducting approaches.
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
•Extend our track record of continuous innovation, execution, and operational excellence: We have a strong track record of innovation in building and delivering annealing quantum computing systems to the market. From the D-Wave OneTM, D-Wave TwoTM, D-Wave 2XTM, D-Wave 2000QTM, D-Wave 2000Q Lower Noise, Advantage and Advantage Performance Update, to the newest Advantage2 system, we have demonstrated a relentless pursuit of increased device count, coherence (qubit quality), qubit connectivity, and computational performance. This has resulted in a rapid increase in the complexity of problems our customers are able to solve. We plan to continue this trajectory and focus on driving additional improvements in coherence, connectivity, and scale in our annealing quantum computing systems to further expand the universe of solvable problems, while using this expertise to build our gate-model system.
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
•Gate-model computation: Heavily inspired by classical digital computation, gate-model computation replaces classical registers of bits with qubits and performs a series of single and multi-qubit operations, or gates, on the registers to run a computation. There are superconducting, ion trap, neutral atom, photonics, and spin qubits-based approaches to building gate-model quantum computing architectures.
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

We have a multidisciplinary team of scientists, technicians, software developers, and engineers of all types working together on all aspects of our technology, systems, and software. Wherever possible, we leverage third-party technology and expertise to accelerate our core technology development. We build our qubits with superconducting circuits in a multilayer integrated circuit process. A multilayer fabrication stack is composed of multiple alternating layers of superconducting metals, dielectric insulators, as well as other superconducting device layers that allow for a dense implementation of complex circuitry. This approach allows us to integrate control and readout circuitry into the fabric of the quantum processor unit and facilitates scaling to large processor sizes. Our fabrication is done with mature, proven, reliable, and readily available industry-standard technology, processes, and components wherever possible. As a result, we can work with existing third-party foundries without the need to invest capital in a new fabrication facility.
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
Our Burnaby facility in British Columbia, Canada, hosts system development and manufacturing along with our gate-model-focused R&D center in New Haven, Connecticut. In addition, in January 2026, we announced plans to open an additional R&D center in Boca Raton, Florida for key development work and to provide bicoastal redundancy for disaster recovery. To ensure that we have an efficient and sustainable manufacturing process that can continue to scale, we have capacity to expand across all our core technology areas:
•In fabrication, our existing foundry can scale to a level significantly higher than our current throughput.
•Our wiring and input/output manufacturing is in-house and we can scale this capability by adding production staff and resources.
•Room-temperature semiconductor electronic systems have been designed in-house and built by third-party vendors; with additional investment, electronics manufacturing can easily be scaled.
In April 2022, D-Wave announced the general availability of a 500+ qubit prototype of the Advantage2 system, notable in its substantial improvement over the previous Advantage system in qubit connectivity. On February 12, 2024, D-Wave announced the release and general availability of a 1200+ qubit prototype of the Advantage2 system, notable in its substantial improvements over the previous Advantage system, including a doubling of the qubit coherence time, an increase in qubit energy scale, and the same increase in connectivity as the prototype made available in 2022: each qubit now connected to 20 others. In May 2025, the full-scale Advantage2 product was launched and made available through the Leap service. As of February 2026, almost 62 million jobs have been submitted to our Advantage2 systems and prototypes, which we believe highlights the strong customer desire to access these improved features.
Our development philosophy emphasizes systems engineering to maximize customer benefit. This means that we design the qubit, from the beginning, in a way that allows us to control, operate, and read many thousands of qubits, not just tens of qubits. This approach has supported scaling our system through six generations of quantum computers, and with it, the complexity of problems our quantum computers can handle. Notable improvements we made while transitioning from the D-Wave Advantage to the Advantage2 annealing quantum computing system (released in May 2025) include:
•Increasing the energy scale of the processor by 40% resulting in higher quality solutions.
•Increasing connectivity between qubits from 15 to 20 allowing more complex problems to be solved.
•Increasing coherence by a factor of two, resulting in faster time to solution.

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
We launched our gate-model technology development program because:
•Gate-model quantum computing (“GMQC”) theory has matured considerably since 2004.
•Gate-model and annealing computing are complementary, and our dual-platform approach allows us to address the full range of customer problems and the entire TAM.
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
•The Quantum Circuits acquisition brought dual-rail qubit technology to D-Wave. This technology combines the high gate speed of superconducting modalities with the high gate fidelities of trapped-ion modalities.
We believe the combination of our quantum systems engineering, high reliability cryogenic platforms, scalable on-chip qubit control, and dual-rail technology puts D-Wave in a leading position to deliver scaled, error-corrected gate-model quantum computing systems.
D-Wave’s track record of reliable operation: We have been delivering quantum computers for longer than many of our competitors have been in existence. Our experience allows us to operate a field-tested service and support organization that can anticipate many technical challenges of quantum system deployment.
Power consumption and refrigeration: Our annealing quantum computers draw 12.5 kilowatts of system power and we have used the same cryogenic platforms, drawing the same 12.5 kilowatts of power, since the 2010 release of the original D-Wave One system. However, we have achieved a 50 time increase in the number of qubits since that first product. The refrigerators’ cryocoolers require the bulk of this power to provide cooling to 4 Kelvin (approximately 452 degrees below zero in Fahrenheit). While the computational power of our annealing systems has dramatically increased with each product generation, the power requirements have remained the same and are expected to do so for at least the next two system product generations. This contrasts with competitors who are using and developing massive dilution refrigerators, which will require increasingly more power to continue with their technology development.
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
Leap quantum cloud service: We are the first quantum computing company to offer secure, real-time access to quantum computers and quantum hybrid solvers via the cloud. D-Wave has multiple QPUs online, and the Leap service is multiregional, which means we have physical systems available in different geographical locations, including at our Quantum Center of Excellence in Burnaby, British Columbia, at the University of Southern California’s Information Sciences Institute (ISI) and at Davidson Technologies in Huntsville, Alabama.

Secure access and data protection: We implement industry-accepted controls and technology and combine enterprise-grade security features with comprehensive audits of our applications, systems, and networks to ensure customer data is protected. As of December 22, 2023, the Leap service became SOC 2 Type 2 compliant. We successfully completed our third SOC 2 Type 2 audit in November 2025 and received a comprehensive report from a third-party auditor that contains no exceptions for the third year in a row.
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
Key Strategic Relationships
AWS: In October 2022, we officially launched in AWS Marketplace, expanding and extending the reach of our quantum computing solutions. AWS Marketplace customers can purchase access to our Leap service as well as our professional services offerings. We believe that D-Wave was the first pure-play quantum computing company with offerings available in AWS Marketplace.
Davidson Technologies: Since November 2025, Davidson Technologies hosts the second U.S.-based D-Wave Advantage2 quantum computer at its global headquarters in Huntsville, Alabama. The system will eventually run sensitive applications using quantum computing technology.
Jülich Supercomputing Centre: In October 2021, we completed the installation of an Advantage performance update quantum system with 5,000-plus qubits and 15-way connectivity at the Jülich Supercomputing Centre at Forschungszentrum Jülich (“FZJ”). This installation is the cornerstone of the Jülich Unified Infrastructure for Quantum Computing lab. This quantum system is the first installation of a D-Wave quantum computer outside of North America and provided cloud access to the first practically usable quantum computer for researchers, governments, and enterprise customers in Europe. Most recently, in February 2025, D-Wave announced that FZJ has purchased this quantum computer, becoming the first high-performance computing center in the world to own a D-Wave Advantage annealing quantum computing system. This system was upgraded to an Advantage2 quantum computer throughout 2025.
NEC: We entered into a strategic investment and subsequent global re-seller agreement with NEC in April 2019 and December 2021, respectively. The relationship includes reselling our Leap service and professional services in NEC’s core markets, primarily Japan and Australia.
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
SQT and Q-Alliance: In October 2025, we entered into an agreement with Swiss Quantum Technology SA (“SQT”) to deploy a D-Wave Advantage2 annealing quantum computer in Europe, with an option for SQT to subsequently purchase the hosted system. SQT will support the efforts of the Q-Alliance, an initiative of the Italian government to further the development of the government’s strategic framework for digital and quantum technologies. The Q-Alliance includes several Italian universities, research institutions and government affiliates and D-Wave is a founding member.
Florida Atlantic University: In January 2026, we announced that Florida Atlantic University ("FAU") signed an agreement to purchase and install an Advantage2 annealing quantum computer at its Boca Raton campus. The Advantage2 system deployment, expected later in 2026, will serve as the foundation of a new collaboration with D-Wave and FAU to advance quantum computing education, research, and applied innovation in Florida. Under the terms of a separate Memorandum of Understanding, the collaboration could include the creation of a D-Wave Quantum Applications Academy at FAU and support for research, training and workforce development initiatives.
While strategically significant to our long-term goals, we have determined that our current agreements or other arrangements with each of these respective parties are not material to our business, financial condition, or results of operations.

Operation Agreement
D-Wave uses SkyWater Technology Foundry, Inc.’s (“SkyWater”) services for the purposes of manufacturing wafers, as well as other services related to the use of SkyWater’s semiconductor line. The Semiconductor Line Operation Agreement between D-Wave and SkyWater, as amended from time to time, renews automatically annually for an additional one-year period, unless either party provides the other party with a six-month prior written notice of its intention to terminate the agreement. Either party may also terminate the agreement for convenience upon providing the other party with a 1-year prior written notice.
Competition
The quantum computing market is highly competitive. With new technologies and entrants into the market, we expect competition to continue to increase. Our competitive differentiators include being the only provider in the world building both annealing quantum computing and gate-model quantum computing systems, being the first commercial quantum computing company, our long-term proven track record of delivering increasingly mature higher-performance quantum systems that scale, and our use cases with demonstrable business value.
In addition to being the first commercial supplier of annealing quantum computing systems, we are also building gate-model quantum computing systems. At the same time, we will continue to invest in our Advantage annealing quantum computing program with a focus on future generations of increasingly more powerful and connected annealing quantum computing systems. Other companies, including Rigetti Computing, IBM, Google, IonQ, Quantinuum, QuEra, Atom, Pasqal, PsiQuantum, and Xanadu, are pursuing gate-model quantum computing, each using different technologies for the qubits and control, and each at different levels of technical maturity. Approaches include superconducting, ion traps, neutral atoms, photonics, and spin qubits. A brief summary of a few of the approaches follows:
•Our superconducting gate-model approach uses the same basic underlying technology as that found in our annealing qubits. Superconducting qubits contain one or more Josephson junctions and sometimes additional circuit elements. There are significant differences in the details of the superconducting qubit implementations, levels of integration, and the performance achieved to date, particularly in optimization and material simulation applications.
•The ion trap approach uses the states of ions trapped in electric fields as qubits. Gates are performed by manipulating ions with electric fields or lasers. Current ion trap systems are in the range of about 35 to 100 qubits. While technologies such as optical interconnects have been proposed to connect many ion-trap QPUs with high connectivity, this level of integration has not yet been demonstrated at a large enough scale to be used for business-sized problems, and early customer comparisons suggest that such technology is not commercially viable.
•The neutral atom approach uses the states of neutral atoms that are arranged and stabilized in an optical trap. Gates are performed by manipulating the atoms with lasers. Current neutral atom efforts are at the several hundred physical qubit scale.
•The photonic approach uses photons of light as qubits and nonlinear optics or atomic interactions to produce entangled pairs of photons. These technologies are in the development stage.
•The spin qubit approach uses the spin states of single electron or nuclei as qubits. Examples include quantum dots with trapped electronics or spin impurities embedded into silicon crystals. Gates are typically performed by manipulating spins with microwave pulses. These technologies are in the development stage.
All the above gate-model approaches are in the noisy intermediate-scale quantum era. This means that these architectures are not yet fully error corrected and have limitations on the number of 1- and 2-qubit gates that can be performed.
Our successful technological offering and trusted commercial readiness are evident as objectively assessed by U.S. National Institute of Standards and Technology (“NIST”), which analyzed the quantum technology readiness levels (“TRL”) across multiple quantum technologies in 2021. Using a scale from one to nine, NIST rated our annealing quantum computing technology at TRL 8 (mature technology) and gate-model superconducting technologies from TRL 1 to TRL 3 (basic and feasibility research).

Quantum cloud access offerings from large technology companies, including Amazon Braket and Microsoft Azure, do not currently have the full-featured benefits and real-time access of D-Wave’s real-time Leap service or quantum hybrid offerings. The quantum systems to which they offer access are developed by others, such as IonQ, Rigetti, or Quantinuum, and are significantly smaller in scale and capability when compared to D-Wave’s systems and our Leap and hybrid services.
We believe competitive analysis of the quantum industry should be viewed through the lens of what advantage customers can realize when addressing real-world commercial applications. With our extensive intellectual property portfolio, record of commercial execution, peer-reviewed speed-ups on real-world quantum chemistry simulations, and emerging use cases demonstrating practical value to enterprise customers, we believe we are well positioned to compete, grow, and capture a significant share of the quantum computing market.
The classical optimization market is also very competitive and there are multiple vendors and technologies that compete with us in providing solvers for optimization problems. Commercial products like ILOG CPLEX, Gurobi Optimizer, and Hexaly Optimizer offer classical-based mathematical optimization solvers. Toshiba and Fujitsu offer “quantum-inspired” technology based on classical heuristics like simulated annealing and parallel tempering. These classical optimization products are limited because they can only leverage classical resources in performing the computations supporting optimization use cases.
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
As of December 31, 2025, we owned more than 550 granted and pending patents worldwide, including more than 260 issued U.S. patents, which will expire between 2026 and 2043. Over 60% of our patent portfolio applies to both annealing and gate-model quantum computing technologies. Our pending and issued patents target both the hardware and software elements of our business, including systems, qubits and other devices, fabrication, architecture, system software, cryogenics, hybrid quantum computing, and applications of quantum computing. As of December 31, 2025, we owned four registered U.S. trademarks and seven registered foreign trademarks. We have also registered domain names for websites we use in our business, such as dwavequantum.com, dwavesys.com, qubits.com, and similar variations.
As a result of the acquisition of Quantum Circuits on January 20, 2026, we own or license, on an exclusive basis, more than 250 additional granted and pending patents worldwide, which will expire between 2026 and 2043, as well as one pending U.S. trademark application and several registered domain names used by Quantum Circuits.
Quantum Circuits entered into a license agreement with the Yale University (“Yale”) on November 8, 2016 (as amended from time to time, the “License Agreement”) under which Yale granted to Quantum Circuits, subject to the payment of certain royalties, (i) an exclusive license to a substantial patent portfolio and certain hardware devices, as well as to improvements to such exclusively licensed intellectual property that are developed using Yale facilities and involving Yale personnel, and (ii) a non-exclusive license to certain unpatented proprietary information and technology. We are responsible for the prosecution and maintenance of the exclusively licensed patents, at our own expense. Additionally, we must use reasonable commercial efforts to implement certain plans directed at developing products covered by the licensed patents. The exclusive license on the Yale patent portfolio remains in effect until the later of (on a country-by-country basis): (i) expiry of the licensed patent, or (ii) 15 years after the date of the first sale of a licensed product, subject to early termination. The licensed rights to unpatented proprietary information and technology survive in perpetuity. We may terminate the License Agreement at any time for any reason with six months’ notice to Yale. Yale may only terminate the License Agreement upon certain events of default that remain uncured, as applicable. The License Agreement will terminate automatically if we enter into an insolvency-related event.
In addition to the above, we protect our intellectual property and other proprietary rights by entering into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, collaborators, contractors, and other third parties.

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
In addition, D-Wave has built an executive team that brings breadth and depth in diverse areas of expertise, including technology leadership, corporate strategy, go-to-market execution (both with commercial customers and government customers), cybersecurity, and risk management. In particular, our executive team excels at building product roadmaps, delivering leading-edge technology products through the development and commercialization of technology, enabling companies to achieve successful outcomes, driving technology adoption in the market, new market creation, growing revenue, and implementing world-class security and compliance practices. Team members also draw from experience in raising capital, taking companies public and scaling private and public companies.
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
On February 7, 2022, D-Wave Systems entered into a transaction agreement (the “Transaction Agreement”) with DPCM Capital, Inc. (“DPCM”), D-Wave, DWSI Holdings Inc. (“Merger Sub”), DWSI Canada Holdings ULC, and D-Wave Quantum Technologies Inc., pursuant to which, among other things: (a) Merger Sub merged with and into DPCM, with DPCM surviving as a direct, wholly-owned subsidiary of D-Wave, and (b) D-Wave indirectly acquired all of the outstanding share capital of D-Wave Systems and D-Wave Systems became an indirect subsidiary of D-Wave, with D‑Wave becoming a public company and an SEC registrant as successor to DPCM (the “Merger”).
D-Wave was incorporated as a corporation organized and existing under the Delaware’s General Corporation Law on January 24, 2022 and is headquartered in the U.S. The Company was formed for the purpose of effecting a merger between DPCM, D‑Wave, and certain other affiliated entities through a series of transactions constituting the Merger pursuant to the Transaction Agreement. The closing of the Merger occurred on August 5, 2022. Upon the closing, DPCM and D-Wave Systems became wholly-owned subsidiaries of, and are operated by, D‑Wave. Upon the completion of the Merger, D-Wave succeeded to all of the operations of its predecessor, D-Wave Systems.
On August 8, 2022, our Common Shares and Public Warrants commenced trading on the NYSE under the ticker symbols “QBTS” and “QBTS.WT,” respectively. We completed the redemption of all unexercised Public Warrants, and delisted the Public Warrants from the NYSE, on November 19, 2025.
Acquisition of Quantum Circuits, Inc.
On January 20, 2026, we completed the acquisition (the "Acquisition") of all of the issued and outstanding equity of Quantum Circuits, pursuant to the terms of the Acquisition Agreement. The aggregate consideration (the "Acquisition Consideration") delivered at the closing of the Acquisition consisted of 10,430,444 Common Shares (the “Stock Consideration”) and $250,000,000 in cash, subject to a net debt adjustment and such other adjustments as set forth in the Acquisition Agreement. The issuance and sale of the Stock Consideration was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act, Regulation D and/or Regulation S promulgated under the Securities Act. In accordance with the Acquisition Agreement, we assumed outstanding unvested options to purchase shares of Quantum Circuits common stock and adjusted such assumed options into options to purchase our Common Shares. Vested options and warrants to purchase Quantum Circuits common stock were cancelled in exchange for a pro rata portion of the Acquisition Consideration, subject to the adjustments described in the Acquisition Agreement.

Concurrently with the execution and delivery of the Acquisition Agreement, we entered into a lock-up agreement (each, a “Lock-Up Agreement”) with specified key employees of Quantum Circuits (each, a "Key Employee") with respect to a portion of the Common Shares received as Acquisition Consideration, pursuant to which, subject to certain exceptions, each Key Employee may not transfer 50% of the Common Shares received by such Key Employee as Acquisition Consideration for a period of five years, subject to the terms and conditions of the Lock-Up Agreement, including accelerated release in specified events.
In addition, we and the former securityholders of Quantum Circuits (the "Securityholders") entered into a Registration Rights Agreement under which the Securityholders have specified registration rights relating to the Stock Consideration. On January 20, 2026, we filed a Registration Statement on Form S-3ASR and a related prospectus supplement with the SEC, relating to the resale from time to time of up to 10,430,444 Common Shares by the Securityholders identified as selling stockholders in the prospectus supplement.
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
Privacy and data protection regulations
We may receive, store, and otherwise process personal information and other data from and about our customers, employees, and from other stakeholders such as our vendors. There are numerous federal, state, provincial, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, retention, and protection of personal information and other content, the scope of which is rapidly changing, subject to differing interpretations and may be inconsistent among regions, countries and states, or conflict with other legal requirements. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security.
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

Human Capital Resources
Our employees are key to D-Wave’s success. As of February 5, 2026, we had approximately 388 employees across our systems, software, sales, marketing, and corporate teams, including 382 full-time employees (including employees who joined D-Wave as a result of the acquisition of Quantum Circuits). Approximately 58 percent of our employees are based near our research and development and manufacturing facilities located in Burnaby, British Columbia, Canada and New Haven, Connecticut, United States. We continue to grow our U.S. presence, primarily in the fabrication, software, professional services, and go-to-market areas, and have a small presence in Japan and the United Kingdom. We also engage a small number of consultants and contractors to supplement our permanent workforce. The majority of our employees are engaged in research and development and related functions, with approximately 27 percent having earned a Ph.D., many from the world’s top ranked universities. Our go-to-market leaders have a track record of building and growing new markets, which we believe will facilitate our ability to continue to build and capture the quantum computing market.
To date, we have not experienced any work stoppages, and none of our employees are subject to a collective bargaining agreement or represented by a labor union.
Available Information
Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits), and any amendments to these reports are filed with the SEC. Such reports and other information filed by us with the SEC and are available free of charge on our website at www.dwavequantum.com as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. For the avoidance of doubt, information contained on, or accessible through, our website is not incorporated into, and does not form a part of, this Form 10-K or any other report or document we file with the SEC.
Item 1A. Risk Factors
In this section, unless otherwise specified, the terms the "Company," “we,” “our,” “us,” “D-Wave,” and “D-Wave Quantum” refer to D-Wave Quantum Inc. and its consolidated subsidiaries. You should carefully review and consider the following risk factors in addition to the other information included in this Form 10-K, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements”, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes to the consolidated financial statements included herein. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. The risks discussed below may not prove to be exhaustive and are based on certain assumptions made by us that later may prove to be incorrect or incomplete. We may face additional risks and uncertainties that are not presently known to us, or that are currently deemed immaterial, which may also impair our business or financial condition.
Risks Related to Our Financial Condition and Status as an Early-Stage Company
We are in our growth stage which makes it difficult to forecast our future results of operations and our funding requirements.
Near term, our ability to generate revenue will largely be dependent on our ability to continue to develop and produce annealing quantum computers and hybrid quantum-classical solvers that are able to solve customer business problems at scale. In addition, our ability to generate revenue will depend on our ability to develop, produce and commercialize gate-model quantum computers. We have commercialized annealing quantum computers, and plan to make an initial gate-model quantum computer generally available in 2026. However, our product roadmap may not be realized as quickly as hoped, or at all.
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
Since our inception, we have incurred significant net losses. As of December 31, 2025 and 2024, we had an accumulated deficit of $982.0 million and $626.9 million, respectively. For the years ended December 31, 2025 and 2024, we incurred net losses of $355.1 million and $143.9 million, respectively, and had net cash outflows from operating activities of $72.0 million and $42.6 million, respectively. To date, our primary sources of capital have been through sales of our equity securities, debt financing, revenue from the sale of our products and services, and government assistance.
We expect to incur additional operating losses and negative cash flows from operating activities as we continue to expand our commercial operations and research and development programs. The extent of our future operating losses and the timing of profitability are highly uncertain, and we expect to continue incurring significant expenses and operating losses over the next several years. Any additional operating losses may have an adverse effect on our stockholders’ equity and the market price of our Common Shares, and we cannot assure you that we will ever be able to achieve profitability.
Even if we achieve profitability, we may not be able to sustain or increase such profitability. Additionally, our costs may increase in future periods and we may expend substantial financial and other resources on, among things, sales and marketing, the hiring of additional officers, employees, contractors and other service providers, and general administration, which may include a significant increase in legal and accounting expenses related to public company compliance, continued compliance and various regulations applicable to our business or arising from the growth and maturity of our company. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals, diversify our product and service offerings or continue our operations, and may cause the market price of our Common Shares to decline.

If we do not adequately fund our research and development efforts or use research and development teams effectively or build a sufficient number of quantum computer production systems, we may not be able to achieve our technological goals, build sufficient systems, meet customer and market demand, or compete effectively and our business and operating results may be harmed.
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
Our estimates of market opportunity may prove to be inaccurate and may not be indicative of our future growth or performance. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. While our estimates of the TAM are made in good faith and are based on assumptions and estimates we believe to be reasonable under the circumstances, these estimates may not prove to be accurate. Further, even if the estimates of our market opportunity prove to be accurate, we could fail to capture significant portions, or any portion, of the available markets. Alternatives to our quantum computing products may present themselves and if they do, could substantially reduce the market for our computing services. Advances in classical computing may prove more robust for longer than currently anticipated and could adversely affect the timing of any quantum advantage being achieved, if at all. Any expansions in our markets depend on a number of factors, including the cost, performance, and perceived value associated with our products and services. In making such forecasts, we rely on data provided by industry sources and customers, among other things, that we have not independently verified and such data may not be accurate, and any inaccuracy will affect the accuracy of our forecasts. The accuracy of our forecasts may also be affected by human error in the interpretation of such data.
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
We depend on, and anticipate that we will continue to depend on, various third-party suppliers in order to sustain and grow our business. Failure of any of these suppliers to continue to provide products and services to maintain, support or secure their technology platforms or our integrations, or errors or defects in their technologies, products or services, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our platform. Our ability to produce and scale our annealing and gate-model quantum computers is dependent also upon components we must source from the electronics and semiconductor industries. Shortages or supply interruptions in any of these components will adversely impact our financial performance.

Our platform and products depend on the ability to access and integrate with third-party cloud providers. In particular, we have developed our platform and products to integrate with certain third-party cloud providers and the third-party applications of other parties. If we choose or are required to change cloud providers, we will incur costs to port our platform and products to a new service and may experience service interruptions during a change of cloud provider. Generally, third-party cloud providers and the data we receive from the third-party cloud providers are written and controlled by the application provider. Any changes or modifications to the third-party cloud providers or the data provided could negatively impact the functionality of, or require us to make changes to, our platform and products, which would need to occur quickly to avoid interruptions in service for our customers. See “Risks Related to Our Business and Industry—Our products and services are dependent upon our relationship with third-party providers and any disruption of or interference with our use of such third-party providers would adversely affect our business, results of operations and financial condition” below.
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
Risks Related to Our Business and Industry
The immature market for quantum computing may lead to us misread market demand and the timeframes it will take to close customer contracts and grow revenue, which would adversely affect our business, results of operations and financial condition.
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
The failure to successfully integrate Quantum Circuits could adversely affect our operations.
On January 20, 2026, we completed the acquisition of all of the issued and outstanding equity of Quantum Circuits, a leading developer of error-corrected superconducting gate-model quantum computing systems, pursuant to the Acquisition Agreement.
Following the Acquisition, we and Quantum Circuits will need to successfully integrate and streamline overlapping functions. While the costs associated with this combination of operations have not been identified, any such costs associated with this type of integration may have an adverse effect on our operating results in the periods in which they are incurred. We and Quantum Circuits have different systems and procedures in many operational areas that must be rationalized and integrated. There may be substantial difficulties associated with integrating two separate companies, and there can be no assurance that such integration will be accomplished expeditiously or successfully. The integration of certain operations following an acquisition will require the dedication of management resources that may temporarily detract attention from our day-to-day business. Failure to accomplish the integration of our operations and those of Quantum Circuits could have a material adverse effect on our business, financial condition and results of operations.
The market price of our Common Shares could decline as a result of the Acquisition.
The market price of our Common Shares may decline significantly as a result of the Acquisition if we do not experience the benefits of the Acquisition as quickly as anticipated, the costs of or operational difficulties arising from the Acquisition are greater than anticipated, our development and commercialization plans and/or the synergies between annealing and gate-model computing methods fail to materialize, or the impact of the Acquisition on our financial results is not in line with our expectations or those of financial analysts or others.
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
Building quantum computers requires advances in both science and engineering, and we may not have the ability to deliver those advances. The markets in which we operate are still rapidly evolving and highly competitive and the impact of rapidly changing science and engineering technologies could have an impact on the delivery of our technical roadmap which means that future generations of products both in quantum annealing and in gate-model may be delayed or may never be delivered. We could also face the same challenges in our ability to scale our hybrid solvers to effectively meet commercial requirements. If this happens, our technical roadmap may be delayed or may never be achieved, either of which would have a material impact on our business, financial condition or results of operations.

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
•companies based in countries such as China, Russia, Canada, the United States, Australia, the United Kingdom and Switzerland, and those in the European Union as of the date of this Form 10-K and we believe additional countries in the future;
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
The design and manufacturing of our quantum computers are dependent on a number of critical suppliers, and unknown supply chain issues that could delay the introduction of our products and services or cause a significant disruption in our supplier base could have a material adverse effect on our business, financial condition and results of operations.
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
•any reductions, delays or interruption in supply, including due to technological problems, a supplier's decision to re-prioritize their business with us or failure to perform satisfactorily under their agreement with us, equipment malfunctions, regulatory actions, or disruptions on our global supply chain as a result of large scale public health restrictions or geopolitical factors, which we have experienced, and may in the future experience;
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
We may need to change our pricing model from time to time. As the market for our platform matures, or as competitors introduce new solutions that compete with ours, we may be unable to attract new customers at the same prices or based on the same pricing models that we have used historically. Our assessments of competitive pricing may not be accurate and we could be underpricing or overpricing our platform and services. Further, in the past we concentrated on selling the hardware needed for customers to run dedicated systems. We have now transitioned from selling systems to selling cloud services and professional services as well. Our limited history of selling cloud and professional services means we do not have long-term market data on the optimal method of pricing our services and maximizing the opportunities they represent. If we do not implement a services-based business well, our financial results may suffer. In addition, if the offerings on our platform or our services change, we may need to revise our pricing strategies. Any such changes to our pricing strategies or our ability to efficiently price our offerings could adversely affect our business, results of operations and financial condition. In addition, as we continue to expand internationally, we also must determine the appropriate pricing strategy to enable us to compete effectively internationally. Pricing pressures and decisions could result in reduced sales, reduced margins, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could negatively impact our overall business, results of operations and financial condition. Moreover, larger organizations, which are a primary focus of our direct sales efforts, may demand substantial price concessions. As a result, we may be required to price below our targets in the future, which could adversely affect our revenue, gross margin, profitability, cash flows and financial condition.
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
The quantum computing industry is in its early stages and is volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our products and services, if it encounters negative publicity or if our solutions do not drive commercial engagement, the growth of our business will be harmed.
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
Initially, we focused our efforts on the optimization market with our annealing quantum computers, and in the near term expect our business to grow from this market. If optimization does not require quantum computing or if other classical or quantum solutions perform better than our products and services, we could see a decrease in customer uptake and revenue.

In addition, our growth and future demand for our products is highly dependent upon the adoption by developers and customers of quantum computing, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing companies could limit market acceptance of our solutions. Negative publicity concerning our solutions or the quantum computing industry as a whole could limit market acceptance of our solutions. While we believe quantum computing will solve many large-scale problems, we do not yet have evidence that quantum computers will be able to do so and such problems may never be solvable by quantum computing technology. If our customers do not perceive the benefits of our solutions, or if our solutions do not drive customer engagement, then our market may not develop at all, or it may develop more slowly than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards “quantum advantage” (as described below) slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would harm or even eliminate revenues in the period before quantum advantage.
If our products or services fail to deliver customer value to a broader range of customers than classical approaches, our business, financial condition and future prospects may be harmed.
“Quantum advantage” refers to the moment when a quantum computer can compute faster than existing classical computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Broad quantum advantage is when quantum advantage is seen in many applications and developers prefer quantum computers to a traditional computer. No current quantum computers, including the D-Wave quantum hardware, have reached a broad quantum advantage, and they may never reach such advantage. Achieving a broad quantum advantage will be critical to the success of any quantum computing company, including us. However, achieving quantum advantage would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a quantum advantage. Other companies, including some of our customers, are working on classical approaches that target similar use cases, increasing competition and risk of not capturing market share. As quantum computing technology continues to mature, broad quantum advantage may take decades to be realized, if ever. If we cannot develop quantum computers that have quantum advantage, customers may not continue to purchase our products and services. If customers decide to wait until broad quantum advantage is reached, this could impair the growth of our business. If other companies’ quantum computers reach a broad quantum advantage prior to the time ours reach such capabilities, it could lead to a loss of customers. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. This is also true for our quantum-hybrid solvers in that they must also continue to deliver value compared to classical approaches.
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
The hardware and software underlying our platform and products is highly technical and complex. Our hardware and software have previously contained, and may now or in the future contain, undetected errors, bugs or vulnerabilities. In addition, errors, failures and bugs may be contained in our software utilized in building and operating our products or may result from errors in the deployment or configuration of QCaaS software. Some errors in our products may only be discovered after a product has been deployed or may never be generally known. In some instances, despite internal testing, we may not be able to identify the cause or causes of these problems or risks within an acceptable period of time. Any errors, bugs or vulnerabilities discovered in our products after deployment, or never generally discovered, could result in interruptions in platform availability, product malfunctioning or data breaches. Since our customers may use our services for processes that are critical to their businesses, errors and defects, security vulnerability, service interruptions or software bugs in our platform could result in losses to our customers and thereby result in damage to our reputation, adverse effects upon customers and users, loss of customers and relationships with third parties, significant expenditures of capital, a delay or loss in market acceptance, loss of revenue or liability for damages. In addition, provisions typically included in our agreements with our customers that attempt to limit our exposure to claims may not be enforceable or adequate and may not otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our solutions and retain our customers.

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
A key application of our quantum annealing technology is for optimization problems which, while a very broad market, requires continued research and development in order for our products and services to fully address the optimization market, and if that research and development is not successful this may limit its adoption to a narrow range of customers. If we cannot successfully attract a broader range of customers to our quantum annealing technology, our business will be negatively impacted and could fail.
In addition, our planned superconducting gate-model system, which is a strategic milestone for our technical roadmap and commercialization, is not yet available for customers and may not become available on the timelines we expect or at all.
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
Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, our customers’ customers, our employees and other third parties. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of products and services have been and are expected to continue to be targeted. Sophisticated hackers and cybercriminals, including nation-state and nation-state supported actors, employ advanced techniques, including social engineering (phishing), automated attacks (such as denial-of-service attacks), malicious code (such as viruses and worms), ransomware, and employee theft or misuse, which may evade detection for extended periods. In addition to our own security measures, due to our use of third-party cloud infrastructure, we depend in part on third-party security measures to protect against cybersecurity-related attacks. Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks, as the techniques used to obtain unauthorized access to or compromise our systems change frequently. A breach of our networks, or those of our service providers or vendors, could result in unauthorized access to, use of, loss of, or unauthorized disclosure of, sensitive and confidential information, including personal information of customers or employees, and disruption of business operations. Such incidents could materially adversely affect our business through impaired customer relationships, loss of sales and customers, potential fines and lawsuits, significant legal and remediation costs, and damage to our brand.

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
Our use of generative AI tools may introduce security, privacy, intellectual property, and operational risks that could adversely affect our business.
We use, and expect to continue using, generative AI tools primarily to support internal productivity and development activities.
Generative AI technologies are evolving rapidly, and while they offer efficiency benefits, they may also generate output that appears accurate but is incomplete, misleading, or incorrect, which could introduce downstream security or operational risks. Our use of third-party generative AI tools may also present security, privacy, and operational risks, including limited visibility into training data sources, model behavior, vendor controls, and the potential introduction of defects or security vulnerabilities through AI-generated outputs.
We use generative AI tools in limited and controlled contexts and prohibit the use of AI technologies in areas that we deem to create high risks that cannot be mitigated related to cybersecurity, confidentiality, privacy, intellectual property, legal compliance, and/or ethical standards. In addition, we employ practices designed to evaluate, track, and mitigate the risks associated with the use of generative AI. However, such controls, prohibitions and measures cannot provide absolute security and may not prevent or mitigate all of the evolving risks presented by the use of generative AI that could adversely affect our business, operations or reputation.

Our future growth and success depends in part on our ability to sell our products and services effectively to U.S. and international government entities.
U.S. and international governments have demonstrated increasing interest in building quantum applications. In December 2025, we announced the formation of a new business unit dedicated to driving the adoption of our quantum computing products and services with the U.S. government, and we also plan to pursue further sales to international governments. Our future growth and success will depend in part on our ability to effectively sell our products and services to additional domestic and international government entities.
As described further under "—Contracts with government entities subject us to risks, including early termination, audits, investigations, sanctions and penalties" below, contracts with U.S. and international government entities are subject to a number of challenges and risks. Sales to government customers involve risks that are present to a lesser extent in sales to commercial customers, such as: (i) increased purchasing power and leverage held by government customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential government customer that elects not to purchase our products or services. We also must comply with both U.S. and international laws and regulations relating to the formation, administration, and performance of contracts with government entities.
In addition, other parties’ perceptions of our relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments. Conversely, other parties’ perceptions of our relationship with non-U.S. governments or government entities could adversely affect our business prospects with the U.S. government.
Accordingly, our business, financial condition, and results of operations could be harmed by numerous factors associated with doing business with government customers, such as:
•government spending changes or constraints, such as shifting priorities due to the results of elections or economic uncertainty;
•delays in program activities or contracting due to government shutdowns, partial shutdowns, or changing funding timelines;
•changes in U.S. federal or other governmental compliance requirements;
•influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers; and
•increased or unexpected costs or unanticipated delays caused by other factors outside of our control.
Any such event or activity could cause government customers or potential government customers to delay or refrain from entering into contracts with us or purchasing our products or services in the future, reduce the size or timing of payment with respect to our services to or purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.
Contracts with government entities subject us to risks, including early termination, audits, investigations, sanctions and penalties.
As part of our business strategy, we have entered into and may enter into additional contracts with U.S. federal and state, and international, government entities, which subjects our business to the statutes and regulations applicable to companies doing business with each such government entity.
Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. For example, the U.S. Department of Defense requires contractors to comply with the Cybersecurity Maturity Model Certification (CMMC), a framework implemented to ensure that all parties in the defense supply chain maintain adequate cybersecurity practices, and the U.S. federal government requires any cloud service provider handling federal data to meet stringent data security and protection requirements under the Federal Risk and Authorization Management Program (FedRAMP), and may also mandate the application of government pricing models and provisions, such as "most favored nation" status. Additional requirements could include, for example, specialized disclosure, accounting, financial, compliance and audit requirements; certain rights to inventions, data, software codes and related material developed under government-funded contracts and subcontracts, which may permit the government to disclose or license this information to third parties; public disclosures of certain contract and company information; and mandatory socioeconomic compliance requirements.
Government contracts are also generally subject to greater scrutiny by the government than commercial contracts are by commercial customers. For example, in the United States, government agencies can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act's "whistleblower" provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results. Responding to any investigation or action relating to government contracts could result in a significant diversion of management's attention and resources and significant defense costs and other professional fees. Similar procurement, budgetary, contract, and audit risks may also apply to our doing business with international government entities.
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
We may be unsuccessful in navigating such risks, which could have a material adverse impact on our business operations, financial results and growth plans. In addition, the implementation of more restrictive trade policies, including the imposition of tariffs in the U.S. and retaliatory tariffs in response thereto, or the renegotiation of existing international trade agreements could have a material adverse effect on our business operations, financial results and growth plans.
If we engage in additional acquisitions, divestitures, strategic investments or strategic partnerships and fail to achieve favorable results, our business, financial condition and operating results could be harmed.
On January 20, 2026, we completed the acquisition of Quantum Circuits, and are subject to risks associated with the Acquisition. See "Risks Related to Our Business and Industry—The failure to successfully integrate Quantum Circuits could adversely affect our operations" and "—The market price of our Common Shares could decline as a result of the Acquisition." We may in the future make additional acquisitions, divestitures or certain investments. Any such transactions that we enter into could be material to our financial condition and results of operations.
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
We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. At this time, except for our acquisition of Quantum Circuits, we have made no commitments or agreements with respect to any such material transactions.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. Negative conditions in the general economy in Canada, the U.S. and foreign jurisdictions, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, inflation, tightening of the credit markets, including as a result of bank failures and any resulting issues in the broader U.S. financial system, changes in interest rates and monetary policy, recessions, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, uncertain geopolitical conditions, natural catastrophes, warfare, and terrorist attacks could negatively impact our business, financial condition, results of operation, and liquidity or cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. Similarly, geopolitical tensions in and around Ukraine, Israel, the Middle East, Venezuela and other areas of the world have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets, and further acts of war, terror, or responses to each could result in similar or increased impacts on the global economy. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Many of our customers invest in quantum computing products and services as part of their medium to longer-term strategies to optimize aspects of their business, and significant global disruptions or geopolitical conflicts may result in potential customers focusing on short-term challenges, resulting in a reduction in their investments in quantum computing. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to us. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

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
Inflation may accelerate in the U.S., Canada and globally due to global supply chain issues, the Ukraine-Russia war, the Israel-Hamas war, other geopolitical tensions, increases in energy prices, strong consumer demand, and other macroeconomic factors. An inflationary environment can increase our cost of labor, as well as our other operating costs, which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Increases in interest rates or changes in monetary policy in response to inflation could have a negative effect on the securities markets generally and increase the cost of capital to us, in particular, which may, in turn, have a material adverse effect on the market price of the Common Shares.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. The California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act, is the most stringent state privacy law. It grants California residents data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, the right to request to opt-out of certain sales of such personal information, the right to correct such personal information if it is inaccurate, the right to limit the use and disclosure of sensitive personal information collected about them, as well as a private right of action for certain data breaches. The European Union adopted the General Data Protection Regulation (the "GDPR") and the United Kingdom enacted the UK General Data Protection Regulation and the Data Protection Act 2018 (which implements the GDPR into UK law); all of which impose significant compliance requirements, including extensive documentation requirements and granting certain rights to individuals to control how businesses collect, use, disclose, retain and leverage information about them or how they obtain consent from them. In Canada, the Personal Information Protection and Electronic Documents Act ("PIPEDA"), and various provincial laws require companies to give detailed privacy notices to consumers; obtain consent to use personal information, with limited exceptions; allow individuals to access and correct their personal information; and report certain data breaches.
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
As a result of our international operations, we are subject to a number of United States, Canadian and foreign laws relating to economic sanctions and to export and import controls which presently limit and could further limit our ability to offer our products or platform in certain jurisdictions or to certain customers. In addition, the export of our products and services in certain jurisdictions may require governmental authorizations. Various jurisdictions also regulate the import of certain technology, including imposing import permitting and licensing requirements, and have enacted laws that could limit our ability to offer our products or platform in those countries. Complying with export or import controls and economic sanctions may be time-consuming and result in the delay or loss of business opportunities.
Any change in export or import controls, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such restrictions or legislation, could result in decreased use of our products or platform by customers or in our decreased ability to offer our products or platform internationally, which would harm our business, operating results and financial condition. Furthermore, failure to comply with export or import controls or with economic sanctions may expose us to government investigations and penalties, which could harm our business, operating results and financial condition.
Governmental decisions with respect to perceived national security risks associated with quantum computing technology could impede the selling of our products and services.
Political challenges between the United States and countries in which our suppliers are located and changes to trade policies, including tariff rates and customs duties, could adversely impact our business. Specifically, trade relations remain uncertain and quantum computing has been designated as a technology with national security implications in many countries, including the United States and Canada. The United States administration has announced tariffs on certain products imported into the United States based on the country of origin, and in response to the actions of the United States, other countries have imposed tariffs on products from the U.S. For example, the U.S. administration has imposed tariffs and proposed additional tariffs against U.S. trading partners, including Canada, and there may be retaliatory tariffs against the U.S. as a result. These tariffs could adversely impact trade relations and result in higher costs. In addition, the supply chain of our technology could be impacted by these actions, as we have global suppliers for parts of our hardware. International trade conflict has contributed to (i) increased pressure on the supply chain and could further result in increased energy costs; (ii) inflation, which could result in increases in the cost of manufacturing products, reduced purchasing power, increased price pressure and reduce or cancelled orders; (iii) increased risk of cybersecurity attacks; and (iv) general market instability, all of which could adversely impact our business, operating results and financial condition.
There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States or other countries could have a material adverse effect on our business. To the extent our technology is deemed a matter of national security, or our gate-model technology advances to a level identified under export control laws, our business could be subject to increased restrictions or regulations, our customer and supplier base may be restricted, our TAM may be reduced and our business, operating results and financial condition could be harmed.
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

Future investments in our Common Shares may be subject to U.S. foreign investment regulations.
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
We have previously and in the future may enter into transactions that result in investments in our Common Shares by non-U.S. persons. Where CFIUS safe harbor has not been obtained, CFIUS may choose to review past transactions if it believes that it resulted in a covered control transaction presenting national security concern. Proposed transactions may also be reviewed, either at the request of the parties or upon CFIUS’ demand. CFIUS may grant a safe harbor, propose mitigation or block an investment or require divestiture if it presents national security concerns that cannot be mitigated.
Risks Related to Our Intellectual Property
We may be unable to obtain, maintain and protect our intellectual property rights and proprietary information or prevent third parties from making unauthorized use of our technology, which could cause us to lose our competitive advantage.
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
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our continuing transition to a public company that is subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the company. We have hired additional employees to support our operations as a public company, and may be required to further expand our employee base, increasing our operating costs.
If we are unable for any reason to meet the continued listing requirements of the NYSE, such action or inaction could result in a delisting of our securities.
On October 2, 2024, we were notified by the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Common Shares was less than $1.00 over a consecutive 30 trading-day period. The notice had no immediate impact on the listing of our Common Shares, which continued to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. On November 1, 2024, the NYSE notified us that we had regained compliance. This was the third time that we were notified of non-compliance with NYSE listing requirements due to the average closing price of our Common Shares falling below the $1.00 threshold. While we regained compliance with the NYSE listing requirements within the six-month window for recompliance on all occasions, it is possible that this may occur again and we will not be able to bring the Company back in compliance within such window or at all.

If we cannot remain in compliance with the NYSE listing requirements, or cannot regain compliance after becoming non-compliant in the future, our Common Shares will be delisted from the NYSE. The delisting of our Common Shares from the NYSE would likely make it more difficult for us to raise capital on favorable terms in the future, would likely have a negative effect on the price of our securities and would impair our stockholders' ability to sell or purchase our securities when they wish to do so. In the event of a delisting, actions taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent such securities from dropping below any minimum bid price requirement or prevent future non-compliance with the NYSE listing requirements.
If we fail to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, our ability to produce timely and accurate financial statements or comply with applicable regulations could be adversely affected.
As a public company, we operate in a demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of the NYSE, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and complex accounting rules. Responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.
The process of building our accounting and financial functions and infrastructure as a public company has, and will continue to, require significant additional professional fees, internal costs and management efforts. We may need to further enhance and/or implement a new internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, the enhancement and/or implementation of a system have and may continue to result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management’s attention. In addition to our previously reported and remediated material weaknesses referred to below, we may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
We identified material weaknesses in our internal controls over financial reporting in prior fiscal years. If we experience future material weaknesses or significant deficiencies in our internal controls over financial reporting, we may not be able to remedy such weaknesses or deficiencies in a timely manner and may fail to meet our financial reporting obligations.
In connection with the preparation and audit of D-Wave's financial statements as of and for the fiscal year ended December 31, 2023 and 2022, material weaknesses were identified in our internal control over financial reporting. The material weaknesses resulted in errors in the unaudited condensed consolidated financial statements for the quarterly and year to date periods ended September 30, 2023, June 30, 2023, and March 31, 2023 and the consolidated financial statements for the years ended December 2022, 2021, and 2020. These periods were restated on Forms 10-Q/A and 10-K/A, as applicable, filed with the SEC on March 15, 2024. Separately, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 were previously restated on Form 10-Q/A filed with the SEC on April 17, 2023 (collectively, the "Restatements"). We have implemented measures designed to improve our internal control over financial reporting to remediate future material weaknesses including adding additional qualified accounting personnel with experience with complex GAAP and SEC rules, engaging consultants to assist with the financial statement close process, and segregating duties among accounting personnel to enable adequate review controls. The primary costs associated with such measures are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate at this time but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures.

As of December 31, 2024, the material weaknesses referred to above had been remediated, however, a failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the market price of our Common Shares.
We incur increased costs as a result of our operation as a public company, and our management is required to devote substantial time and resources to employing new compliance initiatives in order to comply with the regulatory requirements applicable to public companies.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are and will continue to be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel have devoted and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
Information available in public media published by third parties, including blogs, articles, message boards and social and other media, may include statements about us or the quantum computing market or industry that are not attributable to us and may not be reliable or accurate.
We have received, and may continue to receive, a high degree of media coverage about us or the quantum computing market or industry that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes third party coverage that is not attributable to statements made by our officers or other authorized spokespersons, or that misrepresents statements made by our officers or other authorized spokespersons. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Common Shares.

Risks Related to Ownership of the Common Shares
Our management has broad discretion in the use of our cash, cash equivalents and investments, and may invest or spend such amounts in ways with which you may not agree or in ways which may not yield a return.
Our management has considerable discretion in the application of our cash, cash equivalents and investments, and our stockholders do not have the opportunity to approve how such funds are being used. If such funds are used for corporate purposes that do not result in an increase to the value of our business, our stock price could decline. Pending their use, we may invest our cash, cash equivalents and investments in a manner that does not produce income or that loses value.
We may be required to take write-downs or write-offs, or may be subject to restructuring, impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our Common Shares, which could cause you to lose some or all of your investment.
As a result of factors outside of our control that may arise at any time, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if certain risks were identified in the past, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with prior expectations. Even though these charges may be non-cash items and therefore not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

We may be subject to securities litigation, which is expensive and could divert management attention.
The price of our Common Shares has been and may continue to be volatile. For example, the reported sales prices of our Common Shares ranged from $3.74 to $46.75 per share in 2025. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject us to significant liabilities.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, the market price and trading volume of our Common Shares could decline.
The trading market for our Common Shares will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts currently publishing research on us may not continue to, and additional securities and industry analysts may never, publish research on us. If the number of securities or industry analysts is reduced or coverage is eliminated, the market price and trading volume of our Common Shares would likely be negatively impacted. If any of the analysts who currently or may in future cover us change their recommendation regarding the Common Shares adversely, or provide more favorable relative recommendations about our competitors, the market price of the Common Shares would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
The price of our Common Shares has been and may continue to be volatile or may decline regardless of our operating performance.
The market price of our Common Shares has fluctuated significantly and may continue to do so in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in its revenue or other operating metrics;
•changes in the financial guidance provided to the public or our failure to meet this guidance;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us, or our failure to meet the estimates or the expectations of investors;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in its industry;
•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•the expiration of any contractual lock-up or market standoff agreements that may be in effect at a given time; and
•sales of additional Common Shares by us or our stockholders.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. For example, the reported sale prices of our Common Shares ranged from $3.74 to $46.75 per share in 2025. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could be subjected to substantial costs, resources and the attention of our management could be diverted from our business, and our business could be harmed.
Our Charter contains anti-takeover provisions that could adversely affect the rights of our stockholders.
Our Charter contains provisions to limit the ability of others to acquire control of us or cause us to engage in change-of-control transactions, including, among other things:

•provisions that authorize our board of directors, without action by our stockholders, to issue additional Common Shares and preferred stock with preferential rights determined by our board of directors;
•provisions that permit only a majority of our board of directors, the chairperson of the board of directors or the chief executive officer to call stockholder meetings and therefore do not permit stockholders to call special meetings of the stockholders;
•provisions generally eliminating stockholders’ ability to act by written consent;
•provisions requiring a two-thirds supermajority vote to remove a director; and
•provisions requiring certain amendments to our governing documents to be made by a two-thirds supermajority vote.
These provisions could have the effect of depriving holders of our Common Shares of an opportunity to sell their Common Shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction.
Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Charter requires, to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, (a) any derivative action or proceeding brought on behalf of us; (b) any claim or cause of action for breach of a fiduciary duty owed by any current or former director, officer, employee, agent or stockholder of ours to us or our stockholders; (c) any claim or cause of action against us or any current or former director, officer or other employee of ours, arising out of or pursuant to any provision of the DGCL, our Charter or Bylaws (as each may be amended from time to time); (d) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our Charter or our Bylaws (as each may be amended from time to time, including any right, obligation or remedy thereunder); (e) any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (f) any claim or cause of action against us or any current or former director, officer or other employee of the corporation, governed by the internal-affairs doctrine or otherwise related to the corporation’s internal affairs, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. Subject to the preceding sentence, the federal district courts of the United States of America are to be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, such forum selection provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction or for which there is concurrent federal and state jurisdiction.
The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Because we have no current plans to pay cash dividends on our Common Shares for the foreseeable future, you may not receive any return on investment unless you sell your Common Shares for a price greater than that which you paid for them.
We have not paid any dividends to our stockholders and have no intention to pay dividends on our Common Shares for the foreseeable future. Our board of directors will consider whether or not to institute a dividend policy. The determination to pay dividends will depend on many factors, including, among others, our financial condition, current and anticipated cash requirements, contractual restrictions and financing agreement covenants, solvency tests imposed by applicable corporate law and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness that we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Shares unless you sell your Common Shares for a price greater than that which you paid for them. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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
If we do not meet the expectations of investors or securities analysts, the market price of our Common Shares may decline.
If we do not meet the expectations of investors or securities analysts, the market price of our Common Shares may decline. In addition, fluctuations in the price of our Common Shares could contribute to the loss of all or part of your investment. The trading price of our Common Shares could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Common Shares and our Common Shares may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our Common Shares may not recover and may experience a further decline.
Factors affecting the trading price of our Common Shares may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;

•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate;
•operating and share price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products and technologies on a timely basis;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of Common Shares available for public sale;
•any changes in our board of directors or management;
•sales of substantial amounts of Common Shares by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, changes in interest rates and monetary policy, international currency fluctuations and acts of war or terrorism. See “—Risks Related to Our Business and Industry.”
Broad market and industry factors may materially harm the market price of our Common Shares irrespective of our operating performance. The stock market in general, and the NYSE in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Common Shares, may not be predictable. A loss of investor confidence in the market for quantum computing company stocks or the stocks of other companies which investors perceive to be similar to ours could depress our share price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our Common Shares also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
We no longer qualify as an “emerging growth company” or a “smaller reporting company” and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies.
From October 2022 until the end of 2025, we were an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we were eligible for and took advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including:
•    the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•    the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements;
•    reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•    the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, as provided under Section 107 of the JOBS Act.

We ceased to qualify as an emerging growth company as of December 31, 2025, because the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective Securities Act registration statement applicable to us occurred in October 2025. Although we will continue to be deemed a "non-accelerated filer" for filings due in 2026, and therefore exempt from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, we are no longer able to take advantage of various exemptions from reporting requirements that are available to emerging growth companies. When we are no longer eligible for an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
In addition, from October 2022 until the end of 2025, we were a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an ability to provide simplified executive compensation information and only two years of audited financial statements in an Annual Report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. Beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026, we will be ineligible to take advantage of the scaled disclosures available to smaller reporting companies.
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
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 1C. Cybersecurity
Risk management and strategy
We have adopted certain policies and are continuously updating our policies and procedures to evaluate, identify, and handle material risks associated with cybersecurity threats to align with industry and regulatory expectations, including the U.S. Department of Defense's Cybersecurity Maturity Model Certification (CMMC) program. These protocols are integrated into a comprehensive risk register dedicated to our cloud-based platform and internal systems access. The register undergoes a review, at least annually, conducted by the internal information technology ("IT") department, overseeing cybersecurity protection for our on-premises systems, and the DevOps department, responsible for cybersecurity protection in the cloud, and is updated upon material changes, acquisitions, or significant threat activity.
We also conduct regular risk assessments to identify threats to our information security systems. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. We assess the risks facing us after our controls are accounted for, and then determine mitigation measures for each such risk. Our risk management processes also assess third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners.
Following these risk assessments, we re-examine our systems and processes to ensure that reasonable safeguards are in place to minimize identified risks and address any issues that arise. Our Chief Information Security Officer works with management to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels receive regular mandatory training on our cybersecurity policies and practices. Key safeguards include, but are not limited to, access controls, authentication, third-party security obligations, and other technical and organizational measures. In addition, we maintain policies and procedures for backups, business continuity, and disaster recovery, and regularly test our policies and procedures to ensure they allow for timely recovery and restoration of backups and the availability of critical resources.

We enlist third-party service providers to support us in conducting information security reviews of our infrastructure, and the evaluation of our company policies. These providers undertake comprehensive evaluations that delineate potential risks, categorized by criticality and associated level of effort. Subsequently, we undertake a meticulous examination of the risks to potentially recalibrate the likelihood of identified risks, taking into consideration the vulnerabilities unearthed by the third-party assessment. As noted above, this register is reviewed at least annually and updated upon material changes, acquisitions, or significant threat activity.
Depending on the type of services required, the sensitivity of the relevant IT systems and data, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. We conduct due diligence prior to engaging a vendor to provide services and require the vendor to contractually commit to appropriate data protection measures, depending on the nature of the services provided. As part of the software request and vendor evaluation process, we ensure there is a secure method for transmitting data. This includes verifying that encryption is in place both in transit and at rest. Additionally, we require key vendors to provide a SOC 2 Type 2 report, which we review to confirm that security controls have been audited and validated. These measures help ensure that third-party vendors maintain appropriate safeguards for handling and sharing confidential information.
Upon identifying vulnerabilities, we commit to addressing them promptly, prioritizing based on their criticality. High-priority remediation efforts will be coordinated with the collaboration of Enterprise IT and DevOps teams to ensure swift and effective resolution. While our Leap quantum cloud system holds SOC 2 Type 2 compliance, it is noteworthy that the correlation extends to all our IT systems, even though they are not explicitly within the defined scope. As a result, these interconnected IT systems align with SOC 2 Type 2 standards. Similarly, our policies regarding cybersecurity and IT systems are relevant for SOC 2 Type 2 compliance, but also apply to everyone in the entire organization.
We have not currently identified any cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Form 10-K.
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. While the board of directors’ audit committee is responsible for overseeing management's risk assessment and risk management policies generally, to enhance oversight and governance in this area, the board of directors in 2025 established a standing committee that advises on cybersecurity matters and provides strategic guidance and direction for our cybersecurity program (the “Cybersecurity Committee”). The Cybersecurity Committee convenes as necessary to address critical or emerging cybersecurity concerns and to ensure alignment on approach. In the event of an incident, we have developed an incident response plan, which we are continuously updating and which sets forth the steps to be followed from incident detection and assessment to mitigation, recovery and notification and reporting, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate. The incident response plan includes escalation thresholds, decision authorities, and post-incident review processes.
Our Chief Information Security Officer, who is primarily responsible for managing our cybersecurity risks, mitigation strategies and responses to any such issues that may arise, collaborates with the Cybersecurity Committee and reports to the entire Board on a quarterly basis, or more frequently as needed. Our Chief Information Security Officer oversees our IT department and has extensive experience in managing IT organizations and securing cybersecurity insurance coverages, which we currently maintain. Our Chief Information Security Officer drives our strategic IT initiatives and cybersecurity risk assessments, drawing upon over two decades of enterprise technology management expertise.
Our Chief Information Security Officer oversees our cybersecurity policies and processes, including those described above. Our overall risks and assessments are monitored by a cross-functional team composed of members of senior management and the security, legal, information technology and financial reporting departments, which evaluates risks associated with assets such as infrastructure, software, people, processes, and data. A partnership exists between these aforementioned individuals and departments so that identified issues are addressed in a timely manner and incidents are escalated to the appropriate parties as required. Our incident response plan, which includes escalation thresholds, decision authorities, and post-incident review processes, is tested and adjusted regularly or in response to a particular incident or significant threats where appropriate.

Item 2. Properties
We operate four facilities in North America. Our Canadian operations and the Quantum Engineering Center of Excellence is located in Burnaby, British Columbia, outside of Vancouver, where we lease approximately 42,000 square feet of space under an agreement that expires in December 2033. Most of the facility is used for research and development and manufacturing. We also lease approximately 7,000 square feet of space in Richmond, British Columbia, outside of Vancouver, under an agreement that expires in December 2028. That facility is used to develop and manufacture proprietary superconducting circuit boards for internal consumption, and for customer sales. As of February 2026, we also lease approximately 18,000 square feet of space for our gate-model focused research and development center in New Haven, Connecticut.
Our in-house fabrication activities are performed in a facility in Palo Alto, California, where we lease approximately 6,000 square feet of space under an agreement that expires in June 2027. However, we plan to transition our corporate headquarters before the end of 2026 from Palo Alto, California to Boca Raton, Florida, and open a key U.S. R&D facility in Boca Raton, under a new lease agreement.
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
Our Common Shares began trading on the NYSE under the symbol “QBTS” on August 8, 2022. Prior to that, there was no public trading market for our Common Shares.
Holders of Record
On February 25, 2026, the last reported sale price of the Common Shares was $19.65. As of February 25, 2026, there were approximately 132 holders of record of our Common Shares and approximately 15 holders of record of our Exchangeable Shares. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividend Policy
We have never declared or paid any cash dividends on our Common Shares to our stockholders and we do not currently intend to pay any cash dividends on our Common Shares for the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.
Equity Compensation Plan Information
Information required by Item 5(a) of Form 10-K regarding our equity compensation plans to be contained in the Proxy Statement (as defined below).
Stock Performance Graph
Not applicable to Smaller Reporting Companies.
Recent Sales of Unregistered Securities
On August 1, 2025, we issued ten-year warrants to purchase an aggregate of 21,563 Common Shares at an exercise price of $16.05 per share, equal to $337,909 of value or 2.4% of the total conditional commitment of $13.8 million, to the lender under the Equipment Financing Agreement. We relied on exemptions from registration under the Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the Securities Act with respect to the issuance of such warrants.
There were no other unregistered sales of equity securities which have not been previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K during the fiscal year ended December 31, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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

Overview
We are focused on the development and delivery of quantum computing systems, software, and services. We are the world’s first commercial supplier of quantum computers, and the first to offer dual-platform quantum computing products and services, spanning both annealing and gate-model quantum computing technologies. Our superconducting quantum computers provide sub-second response times and can be deployed on-premises or accessed through our Leap quantum cloud service, which offers 99.9% availability and uptime. Customers apply our technology to address use cases spanning optimization, artificial intelligence, research and more. Our current sixth-generation annealing quantum computing system is named Advantage2.
Our business model is focused on generating revenue from providing customers access to our quantum computing systems via the cloud in the form of quantum computing as a service ("QCaaS") products, from providing professional services wherein we assist our customers in identifying and implementing quantum computing applications, as well as selling our quantum computer systems to customers. We have four operating facilities, which we lease, in North America. These facilities are located in Burnaby, British Columbia, Richmond, British Columbia, Palo Alto, California, and New Haven, Connecticut. In addition, we plan to transition our corporate headquarters before the end of 2026 from Palo Alto, California to Boca Raton, Florida, and open a key U.S. R&D facility in Boca Raton, Florida under a new lease agreement.
During the years ended December 31, 2025 and 2024, we generated revenue totaling $24.6 million and $8.8 million, respectively. We have incurred significant operating losses since inception. For the years ended December 31, 2025 and 2024, our operating losses were $100.4 million and $77.2 million, respectively, and our net losses were $355.1 million and $143.9 million, respectively. The differences between operating and net losses were principally due to $270.5 million and $68.2 million, respectively, of mark-to-market charges related to the value of our publicly traded warrants. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of December 31, 2025, we had an accumulated deficit of $982.0 million.

Macroeconomic Environment
Unfavorable conditions in the economy in the United States, Canada and abroad, including conditions resulting from changes in inflationary pressure, gross domestic product growth, financial and credit market fluctuations, banking collapses and related uncertainty, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting Russia, Ukraine, Israel, Venezuela, the Middle East, or elsewhere, could cause a decrease in business investments in our products and negatively affect the growth of our business and our results of operations. However, to date, these unfavorable conditions have not affected our business.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The Company has assessed the provisions of the OBBBA and determined that the tax changes will not have a material effect on its financial statements for the 2025 fiscal year and are not expected to have a material effect on its financial statements for future periods.
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
Revenue from quantum computing system sales is recognized over time during the installation period using an input method, with progress measured based on costs incurred to date relative to total estimated costs, as the Company concludes that the criteria for over-time revenue recognition under ASC 606 are met. Revenue from system upgrade projects is also recognized over time using an input method, measuring progress based on costs incurred to date relative to total estimated costs. This approach is applied to system sales and upgrade projects that span multiple reporting periods and meet the criteria for over-time revenue recognition in accordance with ASC 606. Both revenue from quantum computing system sales and revenue from system upgrade projects are classified within system sales in our financial statements.
While we expect that QCaaS revenue would increase both in dollar terms and as a share of total revenue (excluding system sales), as of the end of the period covered by this Form 10-K, professional services revenue has grown more rapidly—both in dollar terms and as a share of total revenue (excluding system sales). This increase reflects our continued efforts to promote our QCaaS cloud platform by supporting customers through the development and deployment of quantum applications. Customers often engage with our professional service team to gain the knowledge and support needed to effectively use our QCaaS cloud platform. We continue to view professional services as a strategic enabler for long-term QCaaS growth. Meanwhile, quantum computing system revenue may impact our overall product mix in periods when recognized, although this revenue is expected to remain irregular and intermittent.
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
Cost of revenue for quantum computing systems includes direct manufacturing costs, such as materials and labor for system production, as well as expenses related to installation, maintenance, and support. Additionally, it includes shipping and handling costs associated with delivering the systems. These costs are also expensed as incurred.
We expect our total cost of revenue to trend upward in absolute dollars in future periods, corresponding to our anticipated growth in revenue and the higher costs that are necessary to support our customers, maintain the QCaaS cloud offering, operate our quantum computing systems, and deliver our professional services. Over the long term, as QCaaS becomes a larger component of our revenue mix, we expect gross margin to improve, reflecting the lower delivery costs of QCaaS relative to professional services.

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
We expect our research and development expenses will trend upward on an absolute dollar basis for the foreseeable future as we continue to invest in research and development efforts to enhance the performance of our annealing quantum computers, further develop our gate-model quantum computer, advance our superconducting bump bond process, upgrade our printed circuit board packaging manufacturing, and broaden the functionality and improve the reliability, availability and scalability of our QCaaS cloud platform. If in the future we receive government grants and research incentives, which have historically offset a portion of research and development costs, these costs could decrease in absolute dollars. Also, non-cash stock-based compensation expenses may cause upward and downward fluctuations in these costs from time to time.
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

Results of Operations
Comparison of the Year Ended December 31, 2025 and 2024
The following table sets forth our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		Variance
(In thousands, except share and per share data)	2025	2024	Amount	%
Revenue	$24,587	$8,827	$15,760	179%
Cost of revenue	4,281	3,264	1,017	31%
Total gross profit	20,306	5,563	14,743	265%
Operating expenses:
Research and development	50,734	35,300	15,434	44%
General and administrative	41,186	32,422	8,764	27%
Sales and marketing	28,754	15,064	13,690	91%
Total operating expenses	120,674	82,786	37,888	46%
Loss from operations	(100,368)	(77,223)	(23,145)	30%
Other income (expense), net:
Interest income	24,115	1,738	22,377	1,288%
Interest expense	(4,013)	(3,897)	(116)	3%
Change in fair value of Term Loan	—	(645)	645	(100)%
Gain (loss) on investment in marketable securities, net	(159)	1,495	(1,654)	(111)%
Change in fair value of warrant liabilities	(270,540)	(68,245)	(202,295)	296%
Other income (expense), net	(4,097)	2,898	(6,995)	(241)%
Total other income (expense), net	(254,694)	(66,656)	(188,038)	282%
Net loss	$(355,062)	$(143,879)	$(211,183)	147%
Foreign currency translation adjustment	1,335	7	1,328	18,971%
Net comprehensive loss	$(353,573)	$(143,872)	$(209,701)	146%
Revenue
Revenue increased by $15.8 million, or 179%, to $24.6 million for the year ended December 31, 2025 as compared to $8.8 million for the year ended December 31, 2024. The increase was primarily driven by system sales of $16.2 million and an increase in professional service revenue of $0.8 million, partially offset by a decrease in QCaaS revenue of $1.2 million.
Cost of Revenue
Cost of revenue increased by $1.0 million, or 31%, to $4.3 million for the year ended December 31, 2025 as compared to $3.3 million for the year ended December 31, 2024. The increase in cost of revenue was primarily due to an increase in infrastructure costs of $0.5 million and system sales-related costs of $0.4 million.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $15.4 million, or 44%, to $50.7 million for the year ended December 31, 2025 compared to $35.3 million for the year ended December 31, 2024. The increase was primarily driven by an increase in fabrication costs of $5.7 million, personnel costs of $5.3 million and stock-based compensation expense of $2.8 million.

General and Administrative Expenses
General and administrative expenses increased by $8.8 million, or 27%, to $41.2 million for the year ended December 31, 2025 as compared to $32.4 million for the year ended December 31, 2024. The increase was primarily driven by increases in personnel expenses of $4.5 million, professional fees of $4.1 million and stock-based compensation expense of $1.9 million, partially offset by a decrease in bad debt expenses of $2.3 million, due primarily to a $1.3 million credit loss recorded in 2024, compared to a $1.0 million recovery of the Zapata Note recorded in 2025 (as defined in Note 5 - Balance sheet details to the accompanying consolidated financial statements) (see Note 5 - Balance sheet details to the accompanying consolidated financial statements).
Sales and Marketing Expenses
Sales and marketing expenses increased by $13.7 million, or 91%, to $28.8 million for the year ended December 31, 2025 as compared to $15.1 million for the year ended December 31, 2024. The increase was primarily driven by increases in personnel costs of $7.2 million, marketing expenses of $2.9 million and stock-based compensation expense of $2.2 million.
Other Income (Expense), net
Interest income
Interest income increased by $22.4 million, or 1,288%, to $24.1 million for the year ended December 31, 2025 as compared to $1.7 million for the year ended December 31, 2024. The increase was driven primarily by interest earned on higher cash and cash equivalent balances and the Company’s investment in short-term government debt.
Interest Expense
Interest expense increased by $0.1 million, or 3%, to $4.0 million for the year ended December 31, 2025 as compared to $3.9 million for the year ended December 31, 2024.
Change in fair value of Term Loan
Change in fair value of Term Loan was zero for the year ended December 31, 2025 as compared to $0.6 million for the year ended December 31, 2024. On April 13, 2023, the Company entered into a Term Loan with PSPIB Unitas Investments II Inc. ("PSPIB"). The Company opted for the fair value option for accounting for the Term Loan (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the accompanying consolidated financial statements). Changes in the fair value of the Term Loan, excluding changes due to the Company's own credit risk, were recorded as gains or losses in the Company’s consolidated statements of operations and comprehensive loss in each reporting period. The fair value of the Term Loan varied primarily based on the market yield rate, market yield volatility and the probabilities of various settlement scenarios. The Company fully repaid and extinguished the Term Loan on October 22, 2024; as a result, no fair value change was recorded for the year ended December 31, 2025.
Gain (loss) on investment in marketable securities, net
Gain (loss) on investment in marketable securities, net was a loss of $0.2 million for the year ended December 31, 2025 as compared to a gain of $1.5 million for the year ended December 31, 2024. The loss for the year ended December 31, 2025 was attributable to an impairment charge of $1.0 million recognized with respect to one of the Company's investees, offset by a gain of $0.8 million related to the achievement of an earnout provision by one of the Company's former investees that had been acquired. Under the earnout provision, the Company received additional cash and stock consideration related to its interest in the acquired former investee (see Note 5 - Balance sheet details to the accompanying consolidated financial statements). There was no similar activity for the year ended December 31, 2024.
On January 5, 2024, the same former investee of the Company was acquired for a combination of cash and stock in an observable orderly transaction. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of $1.7 million, partially offset by a loss associated with the fair value of the conversion feature of the Zapata Note. There was no similar activity for the year ended December 31, 2025.

Change in fair value of warrant liabilities
The change in fair value of warrant liabilities was an increase of $270.5 million for the year ended December 31, 2025 as compared to an increase of $68.2 million for the year ended December 31, 2024. The fair value of the warrant liabilities varied primarily with the trading price of the Public Warrants, which were listed on the New York Stock Exchange (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies and Note 11 - Warrant Liabilities to the accompanying consolidated financial statements). The trading price of the Public Warrants increased during the year ended December 31, 2025, generally in line with the appreciation of the trading price of the Common Shares, resulting in a corresponding increase in the fair value of the warrant liabilities. The Company had no Public Warrants outstanding following the redemption of the remaining 270,820 Public Warrants on November 19, 2025 pursuant to the Warrant Agreement.
Other income (expense), net
Other income (expense), net decreased by $7.0 million or 241%, to a net other expense of $4.1 million for the year ended December 31, 2025 as compared to a net other income of $2.9 million for the year ended December 31, 2024. The decrease was primarily driven by the impact of net foreign exchange loss of $6.9 million driven by depreciation of the U.S. Dollar against certain foreign currencies.
Liquidity and Capital Resources
Lincoln Park Purchase Agreement
In conjunction with the Merger with DPCM, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 (the "Purchase Agreement") which provided D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of Common Shares through November 1, 2025. The Purchase Agreement provided the Company with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company could not sell any Common Shares to Lincoln Park. For Common Shares sold by the Company to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its sole discretion. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price was required to be above the floor price of $1.00. During the year ended December 31, 2025, the Company issued 3,873,113 Common Shares to Lincoln Park under the Purchase Agreement, resulting in $37.8 million of net proceeds. As of December 31, 2025, D-Wave had completed 100% of the issuances available under the Purchase Agreement.
At-the-Market Offerings
On May 24, 2024, the Company entered into an at-the-market sales agreement (the "$100M ATM") with Needham & Company, LLC, B. Riley Securities, Inc., and Roth Capital Partners, LLC (the "$100M ATM Agents"). Under this agreement, the Company could sell Common Shares with an aggregate offering price of up to $100.0 million through or to the $100M ATM Agents. During the year ended December 31, 2024, the Company received $97.2 million in net proceeds through the issuance of 49,812,287 Common Shares. As of December 31, 2025, D-Wave had completed 100% of the issuances available under the $100M ATM.
On December 9, 2024, the Company entered into its second at-the-market sales agreement (the "$75M ATM"), with Needham & Company, LLC, Roth Capital Partners, LLC, B. Riley Securities, Inc., and Craig-Hallum Capital Group, LLC (the "$75M ATM Agents"). Under this agreement, the Company could sell Common Shares with an aggregate offering price of up to $75.0 million through or to the $75M ATM Agents. During the year ended December 31, 2024, the Company received $72.9 million in net proceeds through the issuance of 15,576,628 Common Shares. As of December 31, 2025, D-Wave had completed 100% of the issuances available under the $75M ATM.
On January 10, 2025, the Company entered into its third at-the-market sales agreement (the "$150M ATM"), with Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., Roth Capital Partners, LLC, The Benchmark Company, LLC, and Craig-Hallum Capital Group, LLC (the "$150M ATM Agents"). Under this agreement, the Company could sell Common Shares with an aggregate offering price of up to $150.0 million through or to the $150M ATM Agents. During the three months ended March 31, 2025, the Company received $146.1 million in net proceeds through the issuance of 24,604,021 Common Shares. As of December 31, 2025, D-Wave had completed 100% of the issuances available under the $150M ATM.

On June 10, 2025, the Company entered into its fourth at-the-market sales agreement (the "$400M ATM"), with Needham & Company, LLC, Evercore Group L.L.C., TD Securities (USA) LLC, Canaccord Genuity LLC, Mizuho Securities USA LLC, Piper Sandler & Co., Craig-Hallum Capital Group LLC and Rosenblatt Securities Inc. (collectively, the “$400M ATM Agents”). Under this agreement, the Company could sell Common Shares with an aggregate offering price of up to $400.0 million through or to the $400M ATM Agents. During the three months ended June 30, 2025, the Company received $390.6 million in net proceeds through the issuance of 26,344,831 Common Shares. As of December 31, 2025, D-Wave had completed 100% of the issuances available under the $400M ATM.
Sales under these agreements are classified as "at-the-market" equity offerings under Rule 415(a)(4) of the Securities Act and may be conducted on the NYSE or other trading platforms. The $100M ATM Agents, $75M ATM Agents, $150M ATM Agents and $400M ATM Agents (collectively, the "Agents") used commercially reasonable efforts to sell Common Shares based on the Company’s instructions. The compensation to the Agents was up to 3.0% of the gross sales price, along with expense reimbursements. The Company also agreed to provide indemnification against certain liabilities under the Securities Act.
The Company was not obligated to sell Common Shares under any of these sales agreements. Each agreement could have been terminated by: (a) the election of the applicable Agents upon the occurrence of certain adverse events, (b) five business days’ advance notice from the Company to the applicable Agents or five days’ advance notice from any of the applicable Agents to the Company or (c) otherwise by mutual agreement of the parties pursuant to the terms of the applicable sales agreement.
Warrant Exercises
During the year ended December 31, 2025, 17,645,147 Public Warrants were exercised by holders in accordance with the Warrant Agreement. As a result of these exercises, during the year ended December 31, 2025, the Company issued 25,658,383 Common Shares. In connection with the exercises, during the year ended December 31, 2025, the Company received cash proceeds of $202.9 million. The Company had no Public Warrants outstanding following the redemption of the remaining 270,820 Public Warrants on November 19, 2025 pursuant to the Warrant Agreement.
Repayment of the Term Loan
The Term Loan, outlined in Note 8 - Loans payable, net to the consolidated financial statements, provided for $50.0 million in three tranches, subject to certain terms and conditions. The Company drew down two tranches totaling $30.0 million and, on October 22, 2024, the Company had prepaid the entire Term Loan, including $30.0 million in principal and $4.3 million in accrued payable in kind interest.
Equipment Financing Agreement
On August 1, 2025, we entered into an equipment financing agreement that provides a conditional commitment of $13.8 million to finance certain capital equipment purchases. Refer to Note 8 - Loans payable, net to the consolidated financial statements for full details.
This financing arrangement strengthens our liquidity position and provides flexible, long-term capital to support equipment purchases while minimizing near-term dilution.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating Activities	$(71,982)	$(42,643)
Investing Activities	(251,135)	(3,141)
Financing Activities	779,149	182,450
Effect of exchange rate changes on cash and cash equivalents	1,335	7
Net increase in cash and cash equivalents	$457,367	$136,673
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

For the year ended December 31, 2025, net cash used in operating activities was $72.0 million, an increase of $29.3 million from $42.6 million for the year ended December 31, 2024. The change is primarily due to an increase in net loss of $211.2 million and an increase in cash absorbed by working capital of $35.5 million (primarily related to recognition of deferred revenue), offset by an increase in noncash items added back to net loss of $217.4 million. The increase in noncash items was primarily due to an increase in change in fair value of warrant liabilities of $202.3 million, an increase in stock-based compensation of $7.0 million, an increase in non-cash interest expense of $5.4 million and an increase in unrealized foreign exchange loss of $5.1 million, partially offset by an increase in non-cash interest income of $3.9 million. The increase in cash absorbed by working capital was primarily driven by a decreased change in deferred revenue of $32.6 million, an increased change in other non-current assets, net of $2.6 million and an increased change in inventories of $2.2 million, partially offset by an increased change in accrued expenses and other current liabilities of $1.4 million and a decreased change in prepaid expenses and other current assets of $1.0 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 was $251.1 million, an increase of $248.0 million from $3.1 million for the year ended December 31, 2024. The increase primarily reflects purchases of marketable debt securities of $247.8 million during the year ended December 31, 2025, which did not occur during the year ended December 31, 2024.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the year ended December 31, 2025 was $779.1 million, an increase of $596.7 million from $182.5 million for the year ended December 31, 2024. The increase is primarily due to an increase in proceeds from the issuance of Common Shares pursuant to at-the-market offerings of $366.8 million, an increase in proceeds from issuance of Common Shares upon exercise of Warrants of $202.9 million, the non-recurrence of $30.0 million in debt repayments related to the Term Loan and an increase in proceeds from the issuance of Common Shares upon exercise of stock options of $10.1 million, partially offset by a decrease in proceeds from the issuance of Common Shares pursuant to the Purchase Agreement with Lincoln Park of $6.5 million.

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
The critical accounting estimates, assumptions and judgments we believe to have the most significant impact on our audited annual consolidated financial statements are described below. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to critical accounting estimates and significant accounting policies.
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
When we determine that our contracts with customers contain multiple performance obligations, for these arrangements, we allocate the transaction price based on the relative standalone selling price (“SSP”) method by comparing the SSP of each distinct performance obligation to the total value of the contract. We use the SSP for products and services sold together in a contract to determine whether there is variable consideration (e.g. discount) to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP by considering overall pricing objectives and market conditions, including cost plus a reasonable margin. Significant pricing practices taken into consideration include our discounting practices, the customer demographic, price lists, our go-to-market strategy, historical and current sales and contract prices. In instances where we do not sell or price a product or service separately, we maximize the use of observable inputs by using information that may include market conditions.
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million (the "SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 8 - Loans payable, net to the audited consolidated financial statements included elsewhere in this Form 10-K for additional information concerning the SIF Loan.

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
Recently Issued and Adopted Accounting Standards
A discussion of recent accounting pronouncements is included in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Form 10-K.
JOBS Act Accounting Election
In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, delaying the adoption of certain accounting standards until those standards would otherwise apply to private companies. We qualified as an emerging growth company from October 2022 through December 31, 2025, and irrevocably elected to avail ourselves of this extended transition period during that time period. As a result, from October 2022 through December 31, 2025, we did not adopt new or revised accounting standards on the relevant dates on which adoption of such standards was required for other public companies. In addition, as an emerging growth company from October 2022 through December 31, 2025, we were permitted to take advantage of, and availed ourselves of, certain reduced disclosure and other requirements otherwise applicable generally to public companies.
We ceased to qualify as an emerging growth company as of December 31, 2025, because the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective Securities Act registration statement applicable to us occurred in October 2025. Although we will continue to be deemed a "non-accelerated filer" for SEC filings due in 2026, and therefore exempt from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, we are no longer able to take advantage of various exemptions from reporting requirements that are available to emerging growth companies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to Smaller Reporting Companies.
Item 8. Financial Statements and Supplementary Data
Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page 109 of this report, which financial statements, notes, and report are incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Annual Report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
From time to time, some of the Company’s directors or executive officers may determine that it is advisable to diversify their investments for personal financial planning reasons or may seek liquidity for other reasons and may sell Common Shares of the Company. To effect such sales, from time to time, some of the Company’s directors or executive officers may enter into trading plans that are designed to comply with the Company’s Amended and Restated Securities Trading Policy and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
During the fourth quarter ended December 31, 2025, the following director of the Company adopted a "Rule 10b5-1 trading arrangement", as such term is defined under Item 408 of Regulation S-K:

Name and Title of Director or Executive Officer	Date of Adoption	Expiration Date of Trading Arrangement[1]	Aggregate Number of Securities to be Sold
Kirstjen Nielsen, Director	December 17, 2025	December 15, 2026	Up to 6,000 Common Shares
1 The trading arrangement may end earlier if all transactions under the trading arrangement are completed prior to the expiration date.
During the fourth quarter ended December 31, 2025, none of the Company's other directors or executive officers adopted a "Rule 10b5-1 trading arrangement", and none of the Company’s directors or executive officers modified or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”), no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 11. Executive Compensation
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

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
(3)    Exhibits. See Item 15(b) below.
(b)    Exhibits

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
2.1	Transaction Agreement, dated February 7, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	2.1	March 15, 2022
2.2	Amendment to Transaction Agreement, dated June 16, 2022, by and among DPCM Capital, Inc., D-Wave Quantum Inc., DWSI Holdings Inc., DWSI Canada Holdings ULC, D-Wave Quantum Technologies Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	2.2	June 23, 2022
2.3+	Agreement and Plan of Merger by and among D-Wave Quantum Inc., Quantum Circuits, Inc., Quest Acquisition Merger Sub I, Inc., Quest Acquisition Merger Sub II Inc. and Shareholder Representative Services LLC, dated January 6, 2026.	D-Wave Quantum Inc.	8-K	2.1	January 7, 2026
3.1	Amended and Restated Certificate of Incorporation of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.4	March 15, 2022
3.2	Amended and Restated Bylaws of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4	3.5	March 15, 2022
3.3	Certificate of Designations of Special Voting Preferred Stock of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	3.6	May 27, 2022
4.1	Specimen Common Stock Certificate of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	4.1	May 27, 2022
4.2*	Description of Securities of D-Wave Quantum Inc.
4.3	Exchangeable Share Provisions.	D-Wave Quantum Inc.	S-4/A	4.7	May 27, 2022
10.1	Exchangeable Share Support Agreement.	D-Wave Quantum Inc.	8-K	10.4	August 10, 2022
10.2	Voting and Exchange Trust Agreement.	D-Wave Quantum Inc.	8-K	10.5	August 10, 2022

10.3†	Agreement, dated as of September 22, 2005, between Her Majesty the Queen in Right of Canada as represented by the Minister of Industry and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.16	March 15, 2022
10.4	Contribution Agreement, dated as of July 10, 2018, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.17	March 15, 2022
10.5†	Amendment No. 1 to Contribution Agreement, dated as of May 25, 2020, between Canada Foundation for Sustainable Development Technology and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4/A	10.18	May 27, 2022
10.6†	Agreement, dated as of November 20, 2020, among D-Wave Systems Inc., DWSI Holdings Inc., each as recipients, and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.19	May 27, 2022
10.7	Amendment Agreement No. 1 to Agreement, dated as of August 24, 2021, between D-Wave Systems Inc., (resulting from the amalgamation of D-Wave Systems Inc. with its parent company DWSI Holdings Inc.) and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4	10.20	March 15, 2022
10.8	Triple Net Lease, dated as of January 15, 2013, by and between Embarcadero Joint Venture and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.21	March 15, 2022
10.9	First Amendment to Lease, dated as of January 29, 2018, by and between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	S-4	10.22	March 15, 2022
10.10	Second Amendment to Lease, dated September 9, 2022, by and between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	8-K	10..1	December 28, 2022
10.11†	Third Amendment to Lease, dated February 14, 2024, by and between Embarcadero Joint Venture and D-Wave Commercial Inc.	D-Wave Quantum Inc.	10-K	10.67	March 29, 2024
10.12*	Fourth Amendment to Lease, dated January 7, 2025, by and between Embarcadero Joint Venture and D-Wave Commercial Inc.
10.13*	Fifth Amendment to Lease, dated November 20, 2025, by and between Embarcadero Joint Venture and D-Wave Commercial Inc.
10.14	Lease Agreement, dated as of July 25, 2012, among 0727219 Ltd., PCI Beta Holdings Inc. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.23	March 15, 2022
10.15	Amendment of Lease, dated as of October 11, 2012, among 0727219 Ltd., PCI Canada Way Limited Partnership and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.24	March 15, 2022
10.16	Lease Extension and Modification Agreement, dated as of November 8, 2021, between Redstone Enterprises Ltd. and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.25	March 15, 2022
10.17†	Lease Agreement, dated as of December 15, 2017, between 0937847 B.C. Ltd. and Omni Circuit Boards Ltd.	D-Wave Quantum Inc.	S-4	10.26	March 15, 2022

10.18†	Lease Renewal Agreement, dated as of October 14, 2022, to the Lease Agreement, dated as of December 15, 2017, between 0937847 B.C. Ltd. and Omni Circuit Boards Ltd.	D-Wave Quantum Inc.	8-K	10.1	December 21, 2022
10.19†	Agreement for Pilot Line Operation, dated as of July 31, 2006, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended.	D-Wave Quantum Inc.	S-4	10.27	March 15, 2022
10.20†	Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., and First through Twelfth Amendments thereto.	D-Wave Quantum Inc.	S-4	10.28	March 15, 2022
10.21†	Thirteenth Amendment, dated March 1, 2023, between D-Wave Systems Inc. and SkyWater Technology Foundry, Inc. to the Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended and assigned to SkyWater Technology Foundry, Inc.	D-Wave Quantum Inc.	8-K	10.1	March 3, 2023
10.22†	Fourteenth Amendment, dated December 26, 2023, between D-Wave Systems Inc. and SkyWater Technology Foundry, Inc. to the Agreement for Semiconductor Line Operation, dated as of December 23, 2012, by and between Cypress Semiconductor Corporation and D-Wave Systems Inc., as amended and assigned to SkyWater Technology Foundry, Inc.	D-Wave Quantum Inc.	10-K	10.65	March 29, 2024
10.23†*
Fifteenth Amendment to the Semiconductor Line Operation Agreement, dated as of January 14, 2025, amending the Semiconductor Line Operation Agreement, dated December 23, 2012, by and between SkyWater Technology Foundry, Inc. and D-Wave Systems Inc.

10.24†*
Sixteenth Amendment to the Semiconductor Line Operation Agreement, effective as of February 21, 2025, amending the Semiconductor Line Operation Agreement, dated December 23, 2012, by and between SkyWater Technology Foundry, Inc. and D-Wave Systems Inc.

10.25†*
Seventeenth Amendment to the Semiconductor Line Operation Agreement, effective as of March 31, 2025, amending the Semiconductor Line Operation Agreement, dated December 23, 2012, by and between SkyWater Technology Foundry, Inc. and D-Wave Systems Inc.

10.26#†	Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz.	D-Wave Quantum Inc.	S-4	10.29	March 15, 2022
10.27#†	Form of DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement-Option between Alan Baratz and DWSI Holdings Inc.	D-Wave Quantum Inc.	S-4	10.30	March 15, 2022
10.28#†	Full-time Employment Agreement dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich.	D-Wave Quantum Inc.	S-4	10.31	March 15, 2022
10.29#†	Form of D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement-Option between John Markovich and D-Wave Systems Inc.	D-Wave Quantum Inc.	S-4	10.32	March 15, 2022

10.30#	DWSI Holdings Inc. 2020 Equity Incentive Plan.	D-Wave Quantum Inc.	S-4	10.35	March 15, 2022
10.31	Form of Indemnification Agreement of D-Wave Quantum Inc.	D-Wave Quantum Inc.	S-4/A	10.36	May 27, 2022
10.32#	2022 Equity Incentive Plan.	D-Wave Quantum Inc.	8-K	10.29	August 10, 2022
10.33#	2022 Employee Stock Purchase Plan.	D-Wave Quantum Inc.	8-K	10.30	August 10, 2022
10.34	Venture Loan and Security Agreement, dated as of March 3, 2022, between D-Wave, D-Wave US Inc., D-Wave Government Inc., D-Wave Commercial Inc., D-Wave International Inc., D-Wave Quantum Solutions Inc. and Omni Circuit Boards Ltd., as Borrower, and PSPIB Unitas Investments II Inc., as Lender.	D-Wave Quantum Inc.	S-4/A	10.39	March 15, 2022
10.35	DWSI Holdings Inc. Warrant Certificate for Purchase of Preferred Shares dated as of November 24, 2020 held by Amazon.com NV Investment Holdings LLC.	D-Wave Quantum Inc.	S-4/A	10.40	March 15, 2022
10.36	Form of Performance Guarantee of D-Wave Quantum Inc. to Her Majesty the Queen in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	S-4/A	10.41	May 27, 2022
10.37	Purchase Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.43	June 23, 2022
10.38	Registration Rights Agreement, dated as of June 16, 2022, among D-Wave Quantum Inc., D-Wave Systems Inc., DPCM Capital, Inc. and Lincoln Park Fund, LLC.	D-Wave Quantum Inc.	S-4/A	10.44	June 23, 2022
10.39	Amended and Restated Side Letter Agreement, dated as of September 26, 2022, among D-Wave Quantum Inc. and Public Sector Pension Investment Board.	D-Wave Quantum Inc.	8-K	10.1	September 27, 2022
10.40#†	Amendment No. 1 to the Full-Time Amended and Restated Employment Agreement, dated as of January 1, 2020, between D-Wave Commercial Inc. and Alan Baratz, dated October 27, 2022.	D-Wave Quantum Inc.	8-K	10.2	November 2, 2022
10.41#†	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement (Executive Officer)	D-Wave Quantum Inc.	8-K	10.3	November 2, 2022
10.42#	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Option Award Agreement.	D-Wave Quantum Inc.	S-1	10.38	February 13, 2023
10.43#†	Amendment No. 1 to the Full-Time Employment Agreement, dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich, dated September 20, 2022	D-Wave Quantum Inc.	10-K	10.42	April 18, 2023
10.44#	Form of D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement (CEO)	D-Wave Quantum Inc.	10-K	10.43	April 18, 2023

10.45#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - John Markovich	D-Wave Quantum Inc.	10-K	10.44	April 18, 2023
10.46#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - Alan Baratz 2022(1)	D-Wave Quantum Inc.	10-K	10.45	April 18, 2023
10.47#†	D-Wave Quantum Inc. 2022 Equity Incentive Plan Restricted Stock Unit Award Agreement - Alan Baratz 2022(2)	D-Wave Quantum Inc.	10-K	10.46	April 18, 2023
10.48†	Loan and Security Agreement, dated as of April 13, 2023, by and among PSPIB Unitas Investments II, Inc., D-Wave Quantum Inc., and its subsidiaries.	D-Wave Quantum Inc.	8-K	10.1	April 19, 2023
10.49	Amendment No. 2 to Agreement, dated as of April 19, 2023, between D-Wave Quantum Inc., D-Wave Systems Inc., and His Majesty the King in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	8-K	10.1	April 24, 2023
10.50	Consent and Waiver Agreement, dated as of May 26, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc. and its subsidiaries.	D-Wave Quantum Inc.	8-K	10.1	June 2, 2023
10.51	First Amendment to Loan and Security Agreement, dated as of June 16, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-Q	10.4	August 10, 2023
10.52	Limited Waiver and Second Amendment to Loan and Security Agreement, dated as of July 13, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 20, 2023
10.53	Third Amendment to Loan and Security Agreement, dated as of July 20, 2023, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	July 21, 2023
10.54	Limited Waiver to Loan and Security Agreement, dated as of July 28, 2023, by and between D-Wave Quantum Inc. and PSPIB Unitas Investments II Inc.	D-Wave Quantum Inc.	10-Q	10.7	August 10, 2023
10.55†	DWSI Holdings Inc. 2020 Equity Incentive Plan Award Agreement - Option, between Diane Nguyen and DWSI Holdings Inc., dated May 8, 2020.	D-Wave Quantum Inc.	10-Q	10.9	August 10, 2023
10.56†	D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement - Option, between Diane Nguyen and D-Wave Systems Inc., dated March 29, 2021.	D-Wave Quantum Inc.	10-Q	10.10	August 10, 2023
10.57†	D-Wave Systems Inc. 2020 Equity Incentive Plan Award Agreement - Option, between Diane Nguyen and D-Wave Systems Inc., dated September 30, 2021.	D-Wave Quantum Inc.	10-Q	10.11	August 10, 2023
10.58†	Full-Time Employment Agreement, between Diane Nguyen and D-Wave Commercial Inc., dated March 4, 2022, as amended.	D-Wave Quantum Inc.	10-Q	10.12	August 10, 2023
10.59†	Promotion Letter between Diane Nguyen and D-Wave Commercial Inc., dated July 10, 2023.	D-Wave Quantum Inc.	10-Q	10.13	August 10, 2023

10.60	Fourth Amendment to Loan and Security Agreement, dated as of October 6, 2023, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	October 11, 2023
10.61†	Limited Waiver to Loan and Security Agreement dated as of November 7, 2023, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K	10.63	March 29, 2024
10.62†	Amendment No. 3 to Agreement, dated as of November 20, 2023, between D-Wave Quantum Inc., D-Wave Systems Inc., and His Majesty the King in Right of Canada as represented by the Minister of Industry.	D-Wave Quantum Inc.	10-K	10.64	March 29, 2024
10.63†	Fifth Amendment to Loan and Security Agreement, dated as of February 7, 2024, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-K	10.66	March 29, 2024
10.64	Sixth Amendment to Loan and Security Agreement, dated as of April 16, 2024, by and between PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	8-K	10.1	April 19, 2024
10.65	Amendment to the Full-Time Employment Agreement, dated as of August 20, 2021, between D-Wave Commercial Inc. and John Markovich, dated April 19, 2024.	D-Wave Quantum Inc.	8-K	10.2	April 19, 2024
10.66	Amendment to the Full-Time Employment Agreement, dated as of August 20, 2021, between D-Wave Commercial Inc. and Diane Nguyen, dated April 17, 2024.	D-Wave Quantum Inc.	8-K	10.3	April 19, 2024
10.67	Limited Waiver Agreement, dated as of August 7, 2024, by and among PSPIB Unitas Investments II Inc. and D-Wave Quantum Inc.	D-Wave Quantum Inc.	10-Q	10.2	August 7, 2024
10.68†	Lease Renewal Agreement, dated as of July 23, 2024, by and between Omni Circuit Boards Ltd. and 0937847 B.C. Ltd.	D-Wave Quantum Inc.	10-Q	10.1	November 14, 2024
10.69#	D-Wave Quantum Inc. Severance Policy.	D-Wave Quantum Inc.	8-K	10.1	May 7, 2025
10.70#	Form of Participation Agreement pursuant to the D-Wave Quantum Inc. Severance Policy.	D-Wave Quantum Inc.	8-K	10.2	May 7, 2025
10.71#	Second Amendment to Amended and Restated Employment Agreement, effective May 6, 2025, by and between D-Wave Quantum Inc. and Alan Baratz.	D-Wave Quantum Inc.	8-K	10.3	May 7, 2025
10.72#	Third Amendment to Employment Agreement, effective May 6, 2025, by and between D-Wave Quantum Inc. and John Markovich.	D-Wave Quantum Inc.	8-K	10.4	May 7, 2025
10.73#	Third Amendment to Amended and Restated Employment Agreement effective May 6, 2025, by and between D-Wave Quantum Inc. and Diane Nguyen.	D-Wave Quantum Inc.	8-K	10.5	May 7, 2025
10.74#	Fourth Amendment to Amended and Restated Employment Agreement effective July 31, 2025, by and between D-Wave Quantum Inc. and Diane Nguyen.	D-Wave Quantum Inc.	8-K	10.1	August 4, 2025
10.75	Form of Lock-Up Agreement, dated as of January 6, 2026.	D-Wave Quantum Inc.	8-K	10.1	January 7, 2026

10.76	Registration Rights Agreement, dated as of January 20, 2026, by and between D-Wave Quantum Inc. and the Securityholders identified therein.	D-Wave Quantum Inc.	8-K	10.1	January 20, 2026
10.77†*	Office Lease, dated as of January 27, 2026, by and between G&I X BRIC Fee Owner LLC and D-Wave Commercial Inc.
19.1*	Amended & Restated Securities Trading Policy.
21.1*	List of Subsidiaries of D-Wave Quantum Inc.
23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm of D-Wave Systems Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	D-Wave Quantum Inc.'s Clawback Policy.	D-Wave Quantum Inc.	10-K	97	March 29, 2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
+    Certain portions of this exhibit (indicated by “[*****]”) have been redacted pursuant to Regulation S-K, Item 601(a)(5).

Item 16. Form 10-K Summary
The Company has elected not to provide summary information.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

D-Wave Quantum Inc.

February 26, 2026	By:	/s/ Alan Baratz
Alan Baratz
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Alan Baratz	Chief Executive Officer and President	February 26, 2026
Alan Baratz	(Principal Executive Officer) and Director

/s/ John M. Markovich	Chief Financial Officer	February 26, 2026
John M. Markovich	(Principal Financial and Accounting Officer)

/s/ Steven M. West	Chairman of the Board,	February 26, 2026
Steven M. West	Director

/s/ Roger Biscay
Roger Biscay	Director	February 26, 2026

/s/ John D. DiLullo
John D. DiLullo	Director	February 26, 2026

/s/ Rohit Ghai
Rohit Ghai	Director	February 26, 2026

/s/ Sharon Holt
Sharon Holt	Director	February 26, 2026

/s/ Kirstjen Nielsen
Kirstjen Nielsen	Director	February 26, 2026

Part I - Financial Information
Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
D-Wave Quantum Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of D-Wave Quantum Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Bellevue, Washington
February 26, 2026

D-Wave Quantum Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$635,347	$177,980
Marketable investment securities	249,134	—
Trade accounts receivable, net of allowance for credit losses of $1 and $176	1,587	1,420
Inventories	2,776	1,686
Prepaid expenses and other current assets	7,388	3,954
Total current assets	896,232	185,040
Property and equipment, net	7,841	4,133
Operating lease right-of-use assets	6,518	7,261
Intangible assets, net	915	490
Other non-current assets, net	4,307	2,929
Total assets	$915,813	$199,853

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$950	$815
Accrued expenses and other current liabilities	15,838	8,784
Current portion of operating lease liabilities	1,448	1,512
Loans payable, net, current	134	348
Deferred revenue, current	2,778	18,686
Total current liabilities	21,148	30,145
Warrant liabilities	—	69,875
Operating lease liabilities, net of current portion	6,050	6,389
Loans payable, net, non-current	35,825	30,128
Deferred revenue, non-current	560	670
Total liabilities	63,583	137,207

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both December 31, 2025 and December 31, 2024; 358,741,605 shares and 266,595,867 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	35	27
Additional paid-in capital	1,843,218	700,069
Accumulated deficit	(982,002)	(626,940)
Accumulated other comprehensive loss	(9,021)	(10,510)
Total stockholders' equity	852,230	62,646
Total liabilities and stockholders’ equity	$915,813	$199,853

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024
Revenue	$24,587	$8,827
Cost of revenue	4,281	3,264
Total gross profit	20,306	5,563
Operating expenses:
Research and development	50,734	35,300
General and administrative	41,186	32,422
Sales and marketing	28,754	15,064
Total operating expenses	120,674	82,786
Loss from operations	(100,368)	(77,223)
Other income (expense), net:
Interest income	24,115	1,738
Interest expense	(4,013)	(3,897)
Change in fair value of Term Loan	—	(645)
Gain (loss) on investment in marketable securities, net	(159)	1,495
Change in fair value of warrant liabilities	(270,540)	(68,245)
Other income (expense), net	(4,097)	2,898
Total other income (expense), net	(254,694)	(66,656)
Net loss	$(355,062)	$(143,879)
Net loss per share, basic and diluted	$(1.11)	$(0.75)
Weighted-average shares used in computing net loss per share, basic and diluted	321,202,025	192,129,049

Comprehensive loss:
Net loss	$(355,062)	$(143,879)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,335	7
Unrealized gains on available-for-sale securities	154	—
Total other comprehensive income (loss), net of tax	1,489	7
Net comprehensive loss	$(353,573)	$(143,872)

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2025

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2024	266,595,867	$27	$700,069	$(626,940)	$(10,510)	$62,646
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	3,873,113	—	37,787	—	—	37,787
Issuance of common stock in at-the-market offerings, net of issuance costs	50,948,852	5	536,736	—	—	536,741
Issuance of common stock in connection with the Employee Stock Purchase Plan	129,748	—	769	—	—	769
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	11,535,642	1	11,431	—	—	11,432
Issuance of common stock in connection with exercise of warrants	25,658,383	2	543,674	—	—	543,676
Stock-based compensation	—	—	23,011	—	—	23,011
Tax withholding related to vesting of restricted stock units	—	—	(10,259)	—	—	(10,259)
Other comprehensive loss	—	—	—	—	1,489	1,489
Net loss	—	—	—	(355,062)	—	(355,062)
Balances at December 31, 2025	358,741,605	$35	$1,843,218	$(982,002)	$(9,021)	$852,230

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Year Ended December 31, 2024

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2023	161,113,744	$16	$469,081	$(483,061)	$(10,517)	$(24,481)
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	34,860,416	3	44,282	—	—	44,285
Issuance of common stock in connection with the ATM agreement, net of issuance costs	65,388,915	7	169,899	—	—	169,906
Issuance of common stock in connection with the Employee Stock Purchase Plan	487,782	1	424	—	—	425
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	4,745,010	—	1,724	—	—	1,724
Stock-based compensation	—	—	17,801	—	—	17,801
Tax withholding related to vesting of restricted stock units	—	—	(3,142)	—	—	(3,142)
Foreign currency translation adjustment, net of tax	—	—	—	—	7	7
Net loss	—	—	—	(143,879)	—	(143,879)
Balances at December 31, 2024	266,595,867	$27	$700,069	$(626,940)	$(10,510)	$62,646

The accompanying notes are an integral part of these consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(355,062)	$(143,879)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,563	1,109
Stock-based compensation	22,657	15,661
Amortization of operating right-of-use assets	743	823
Provision for excess and obsolete inventory	9	134
Non-cash interest income	(3,947)	—
Non-cash interest expense	3,921	(1,441)
Change in fair value of warrant liabilities	270,540	68,245
Change in fair value of Term Loan	—	645
Loss (gain) on marketable equity securities	159	(1,495)
Unrealized foreign exchange loss (gain)	1,836	(3,307)
Other noncash items	267	—
Change in operating assets and liabilities:
Trade accounts receivable	(204)	137
Inventories	(2,398)	(215)
Prepaid expenses and other current assets	(585)	(1,580)
Trade accounts payable	268	(570)
Accrued expenses and other current liabilities	6,940	5,520
Deferred revenue	(16,018)	16,608
Operating lease liability	(745)	293
Other non-current assets, net	(1,926)	669
Net cash used in operating activities	(71,982)	(42,643)
Cash flows from investing activities:
Purchase of property and equipment	(3,862)	(2,106)
Purchases of marketable debt securities	(247,787)	—
Purchase of convertible note	—	(1,000)
Proceeds from recovery of previously written-off convertible note	959	—
Sales of marketable securities	—	254
Expenditures for internal-use software	(445)	(289)
Net cash used in investing activities	(251,135)	(3,141)
Cash flows from financing activities:
Proceeds from the issuance of common stock pursuant to the Lincoln Park Purchase Agreement	37,787	44,285
Proceeds from the issuance of common stock in at-the-market offerings, net of issuance costs	536,741	169,906
Proceeds from issuance of common stock upon exercise of warrants	202,923	—
Proceeds from the issuance of common stock upon exercise of stock options	11,432	1,347
Proceeds from common stock issued under the Employee Stock Purchase Plan	769	424
Payment of tax withheld pursuant to stock-based compensation settlements	(10,259)	(3,142)
Debt payment for Term Loan	—	(30,000)
Repayments on TPC loan	(365)	(370)
Proceeds from equipment financing	412	—
Payments for debt issuance costs	(248)	—
Repayment of the equipment financing	(43)	—
Net cash provided by financing activities	779,149	182,450
Effect of exchange rate changes on cash and cash equivalents	1,335	7
Net increase in cash and cash equivalents	457,367	136,673
Cash and cash equivalents at beginning of period	177,980	41,307
Cash and cash equivalents at end of period	$635,347	$177,980

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$25	$5,183

Supplemental disclosure of non-cash investing and financing activities:
Capitalized stock-based compensation	$354	$134
Inventory applied to capital projects	$1,299	$473
Reclassification of warrant liability to equity upon exercise	$340,411	$—
Debt issuance costs settled by issuing freestanding warrants	$338	$—
Operating lease right-of-use assets exchanged for new operating lease obligations	$—	$796
Bonus settled in vested share based compensation awards	$—	$2,006
Unrealized gains (losses) on available-for-sale securities included in other comprehensive loss	$154	$—
Stock option exercise proceeds in transit	$—	$377

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
D-Wave is focused on the development and delivery of quantum computing systems, software, and services. The Company is the world’s first commercial supplier of quantum computers, and the first to offer dual-platform quantum computing products and services, spanning both annealing and gate-model quantum computing technologies. The Company’s superconducting quantum computers provide sub-second response times and can be deployed on-premises or accessed through its Leap quantum cloud service, which offers 99.9% availability and uptime. Customers apply D-Wave’s technology to address use cases spanning optimization, artificial intelligence, research and more. The Company's current sixth-generation annealing quantum computing system is named Advantage2.
D-Wave has four operating facilities, which it leases, in North America. These facilities are located in Burnaby, British Columbia, Richmond, British Columbia, Palo Alto, California, and New Haven, Connecticut.
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
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time relating to hours estimated to complete the remaining performance obligations, (ii) standalone selling prices, (iii) fair value of financial instruments, and (iv) long term revenue forecasts used in the accounting for the SIF Loan (see below and Note 8 for further information). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
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
The Public Warrants and Private Warrants were evaluated under ASC 480 and ASC 815 and were classified as liability-classified derivative instruments. The Private Warrants did not qualify for the derivative scope exception because certain settlement provisions were dependent on the characteristics of the warrant holder, and the Public Warrants contained provisions that could limit the number of shares issuable in a cashless exercise under certain circumstances. Accordingly, the Warrants were not considered indexed to the Common Shares and were recorded as warrant liabilities at fair value, with changes in fair value recognized in the consolidated statements of operations at each reporting date. When a Warrant is exercised, the associated liability is remeasured at the exercise date and then reclassified to additional paid-in capital.
The Public Warrants were measured using quoted market prices and classified as Level 1 fair value measurements, while the Private Warrants were classified as Level 2 fair value measurements based on observable inputs. All the Private Warrants were converted into Public Warrants, all unexercised Public Warrants were redeemed and delisted during the year ended December 31, 2025, and no warrant liabilities remained outstanding as of December 31, 2025.
Operating segments
Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. As such, the Company views its operations and manages its business in one operating and reportable segment. See Note 17 - Segment and geographic information for additional information.
Foreign currency translation and transactions
The Company’s reporting currency is the U.S. Dollar. The functional currency of the Company's international subsidiaries is the currency of their primary economic environment. All balance sheet accounts of subsidiaries where the functional currency is not the U.S. dollar have been translated into U.S. dollars using the rate of exchange at the respective balance sheet date. Components of the consolidated statements of operation and comprehensive loss have been translated at the average exchange rate for the year or the corresponding period. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains or losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, the Company recorded a foreign currency transaction loss of $3.9 million and a gain of $3.0 million, respectively, in other income in its consolidated statements of operations and comprehensive loss.
Comprehensive loss
Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss consists of foreign currency translation adjustments that result from consolidation of its foreign entities and unrealized gains on available-for-sale securities.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of 3 months or less to be cash equivalents. As of December 31, 2025 and 2024, cash consisted of demand deposits, money market funds with no fixed term and government bonds. The amortized cost of these investments approximates their fair value.
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

Marketable Investment Securities
Debt Securities
The Company holds investments in U.S. government bonds, which are classified as available-for-sale. See Note 4 - Marketable investment securities for additional information concerning the debt securities. Government bonds are carried at fair value, with unrealized gains and losses recorded in unrealized gains on available-for-sale securities in net comprehensive loss and accumulated in accumulated other comprehensive loss. Realized gains and losses are recorded in gain (loss) on investment in marketable securities, net in the consolidated statements of operations and comprehensive loss. Interest income earned on government bonds is recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.
The Company evaluates available-for-sale government bonds for other-than-temporary impairment based on the extent and duration of declines in fair value, market conditions affecting the securities, and the Company’s intent and ability to hold the investments to maturity or until recovery. Impairments determined to be other-than-temporary are recorded in gain (loss) on investment in marketable securities, net in the consolidated statements of operations and comprehensive loss and establish a new cost basis for the investment.
Equity Securities
The Company holds investments in the equity securities of privately held companies, which are valued based on their original cost. See Note 5 - Balance sheet details for additional information concerning the equity securities. Adjustments are made for observable price changes in orderly transactions involving identical or similar securities of the same issuer, as there are no quoted market prices available. The Company also periodically assesses its equity investments for qualitative indicators of impairment. Gains and losses related to equity investments are recorded in gain (loss) on investment in marketable securities, net in the consolidated statements of operations and comprehensive loss.
Loan Receivable
The Company also held an investment in a convertible note. See Note 5 - Balance sheet details for additional information concerning the convertible note. Convertible debt instruments that did not meet the definition of a security were accounted for as loan receivables and recorded at amortized cost. Embedded conversion features were evaluated for bifurcation and, when required, were recorded at fair value with changes recognized in earnings.
Loan receivables were evaluated for expected credit losses, and credit losses were recognized when amounts were not expected to be collected. Recoveries of amounts previously written off were recognized when realized.
Gains and losses related to bifurcated conversion features were recorded in gain (loss) on investment in marketable securities, net. Credit loss provisions and recoveries were recorded within general and administrative expenses, and interest income was recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss.
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

Inventories
Inventories are stated at the lower of cost, determined using the weighted average cost method, or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on the assumptions about future demand and market conditions. Inventory write-downs are charged to research and development expenses and establish a new cost basis for the inventory. Inventories include raw materials, which consist of parts and supplies used in the Company’s manufacturing process and research and development activities as well as service parts for the Company’s quantum computer systems, work-in-process and finished goods.
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
Capitalized internal-use software costs are reported on the consolidated balance sheets as part of intangible assets, net. The gross carrying amount, accumulated amortization, and any impairments are presented in Note 7 - Intangible assets, net.
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
The Company did not record any impairment loss on long-lived assets during the years ended December 31, 2025 and 2024.

Equipment financing
On August 1, 2025, the Company entered into an equipment financing agreement (the "Equipment Financing Agreement"). The agreement provides for a total conditional commitment of $13.8 million, with an initial draw of $0.5 million made upon execution. The remaining commitment is available until February 1, 2027, which may be extended to August 1, 2027 if at least $11.5 million is drawn by that date. See Note 8 - Loans payable, net for additional information concerning the equipment financing.
The Company evaluated the loan commitment, term loan, and associated warrants as separate instruments. No liability is recognized for the loan commitment until amounts are drawn, and term loans are recorded when drawn. The warrant, which is indexed to the Company’s common stock and settled in shares, was recorded in additional paid-in capital at its fair value of $0.3 million, determined using a Black-Scholes option-pricing model. Expected volatility was estimated using a blended approach incorporating implied, historical, and peer volatilities.
Deferred issuance costs related to the Equipment Financing Agreement are recorded as deferred financing costs in other non-current assets, net in the consolidated balance sheets. These deferred issuance costs consist primarily of the 1% commitment fee paid to the financial institution providing the Equipment Financing Agreement (the "Lender") at signing, legal and documentation costs, and the fair value of the warrant issued in connection with the facility. These costs were incurred to obtain the overall financing commitment rather than any specific draw and, consistent with ASC 835-30, were initially recorded as deferred issuance costs. As funds are drawn under the facility, a proportionate amount of the deferred issuance costs is reclassified as a debt discount and amortized to interest expense over the term of the related draw using the effective interest method. The remaining unallocated balance continues to be carried as a deferred asset until additional draws occur or the facility expires. Any unamortized deferred issuance costs related to undrawn or canceled portions of the facility will be expensed immediately if the commitment is terminated. See Note 5 - Balance sheet details and Note 8 - Loans payable, net for additional information.
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million (the "SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 8 - Loans payable, net for additional information concerning the SIF Loan.
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
Term Loan fair value option election
On April 13, 2023 (the "Loan Closing Date"), the Company finalized a Term Loan and Security Agreement ("Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB"), a related party to the Company's largest shareholder. The Company determined that it is eligible for the fair value option election in connection with the Term Loan. The Term Loan meets the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825. At the date of issuance, the fair value of the Term Loan was derived from the instrument’s implied discount rate at inception. The fair value option election was made to enhance the relevance and transparency of information presented related to the features embedded in the Term Loan.
Changes in the fair value of the Term Loan, other than changes associated with the Company's own credit risk, were recorded as gains or losses in the Company’s consolidated statements of operations and comprehensive loss in each reporting period. Changes in fair value attributable to the Company's own credit risk were recorded in other comprehensive income or loss in the Company's consolidated statements of operations and comprehensive loss in each reporting period; there have been no such changes for the year ended December 31, 2024.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. As of December 31, 2025, all the Private Warrants (as defined below), previously classified as Level 2 fair value measurements, had been converted into Public Warrants (as defined below). No assets or liabilities were classified as Level 3 during the year ended December 31, 2025 or 2024.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of December 31, 2025
Assets:
Marketable investment securities	1	$249,134
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the Company had no finance lease arrangements. The Company recognizes lease expense for its operating leases on a straight line basis over the term of the lease.
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
⮚Step 2: Identify the performance obligations
The Company’s contracts with customers often include multiple performance obligations. The Company's revenue contracts typically include one or more of the following performance obligations:
•Subscription access to its QCaaS cloud platform
•Professional services related to the development and implementation of quantum computing applications
•Quantum computing systems and related upgrades
•Quantum computing application training
•Application support and maintenance
•Printed circuit boards.
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
⮚Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company’s QCaaS cloud platform and support and maintenance services are obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources. The Company uses the straight-line measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service periods. The Company’s professional services constitute an activity that creates benefits that the customer receives as the work is being performed. Therefore, professional services revenue is recognized over time using the labor hours incurred as input measure of progress. Revenue from quantum computing system sales is recognized over time during the installation period using an input method, with progress measured based on costs incurred to date relative to total estimated costs, as the Company concludes that the criteria for over-time revenue recognition under ASC 606 are met. Revenue from system upgrade projects is also recognized over time using an input method, measuring progress based on costs incurred to date relative to total estimated costs. The Company’s training and circuit board performance obligations are satisfied at a point in time when control of the goods or service transfers from the Company to the customer.
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
Advertising costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs totaled $1.9 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.
Stock-based compensation
The Company accounts for its stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees and directors to be recognized as expense based on the estimated fair value of the awards as of the grant date. The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock option awards, and the Company uses the quoted market closing price of its Common Shares as reported on the New York Stock Exchange as the grant date fair value for restricted stock units ("RSUs"). Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the grant date based on historical trends and actual forfeiture experience and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the estimated fair value of share-based awards, including the option’s expected term, the price volatility of the underlying Common Shares, risk-free interest rates, and the expected dividend yield of the Common Shares. The assumptions used to determine the fair value of the stock awards represent management’s best estimates. As there is limited quoted price history for the Common Shares, the Company has estimated the volatility of the Common Shares using comparable publicly-traded peer companies. The Company's estimates involve inherent uncertainties and the application of judgment.
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

Net loss per share
Basic net loss per common share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted-average number of Common Shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders adjusted by any preferred stock dividends declared during the period by the weighted average number of Common Shares and potential Common Shares outstanding when the impact is not antidilutive. Contingently issuable shares are included in basic Earnings Per Share ("EPS") only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration are considered outstanding Common Shares and included in the computation of basic EPS.
Recent accounting pronouncements issued and adopted
Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The new guidance is effective for annual reporting periods beginning after December 15, 2024, and is applied on a prospective basis, with the option to apply retrospectively. The Company adopted ASU 2023-09 prospectively in this Form 10-K for the year ended December 31, 2025. The adoption impacted the Company’s income tax disclosures but did not have a material impact on the Company’s consolidated financial statements.
Recent accounting pronouncements not yet adopted
Expense Disaggregation Disclosures
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
Government Grants
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes comprehensive guidance for recognizing, measuring, presenting, and disclosing government grants received by business entities. Under this update, entities must apply specific recognition and measurement principles for both monetary and tangible non-monetary government grants, with the accounting outcome dependent on whether the grant is related to an asset or to income. ASU 2025-10 does not apply to not-for-profit entities and employee benefit plans and excludes certain types of transactions such as exchange transactions and government guarantees. The amendments are effective for fiscal years beginning after December 15, 2028, with early adoption permitted, and the Company is currently evaluating the impact of adopting ASU 2025-10.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Year Ended December 31,
	2025	2024
Type of products or services
System sales	$16,182	$—
QCaaS	5,517	6,745
Professional services	2,720	1,938
Other revenue*	168	144
Total revenue	$24,587	$8,827
Timing of revenue recognition
Revenue recognized over time	$11,598	$8,773
Revenue recognized at a point in time	12,989	54
Total revenue	$24,587	$8,827
*Other revenue includes support and maintenance and printed circuit board sales.
During the year ended December 31, 2025, the Company recognized revenue of $3.5 million from a system upgrade project, which was classified under system sales.

Geographic Information
The following table presents a summary of revenue by geography for the years ended December 31, 2025 and 2024, based on customer location (in thousands):

	Year Ended December 31,
	2025	2024
Germany	$16,765	$1,894
United States	2,654	2,151
Japan	1,316	1,133
Switzerland	960	778
Canada	878	1,101
Other	2,014	1,770
Total revenue	$24,587	$8,827
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
The tables below present the significant customers on a percentage of total revenue basis for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Customer A	67%	17%
As of each of December 31, 2025 and 2024, there were five and three significant customers, respectively, that comprised ten percent or more of outstanding accounts receivable balances.

Contract balances
The following table provides information about accounts receivable, contract assets and liabilities as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025	As of December 31, 2024
Trade accounts receivable and contract assets, net:
Trade accounts receivable, net of allowance for credit losses and excluding unbilled receivables	$1,021	$867
Unbilled receivable contract asset	566	553
Contract acquisition costs	940	174
Total contract assets	$2,527	$1,594

Contract liabilities:
Deferred revenue, current	$2,778	$18,686
Deferred revenue, non-current	560	670
Customer deposit[1]	—	48
Total contract liabilities	$3,338	$19,404
1Customer deposit is included in accrued expenses and other current liabilities on the consolidated balance sheets.
The allowance for credit losses related to trade accounts receivable was nominal and $0.2 million as of December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, the Company recorded $0.2 million and $0.1 million write-offs of accounts receivable deemed uncollectible, respectively.
The revenue recognized in the consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $18.9 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$19,356	$2,748
Deferral of revenue	8,582	25,435
Recognition of deferred revenue	(24,600)	(8,827)
Balance at end of period	$3,338	$19,356
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
As of December 31, 2025, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $13.4 million, of which approximately 14% is expected to be recognized to revenue in the next 12 months, 33% is expected to be recognized to revenue in the next two years, and 52% is expected to be recognized within three years. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.

4. MARKETABLE INVESTMENT SECURITIES
The Company holds investments in U.S. government bonds, which are classified as available-for-sale. The following table presents the components of the Company's available-for-sale debt securities as of December 31, 2025:

	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Available-for-sale debt securities:
U.S. government bonds	$248,980	$154	$—	$249,134
The Company did not hold any investments in U.S. government bonds as of December 31, 2024.
During the year ended December 31, 2025, there were no sales of available-for-sale debt securities.
As of December 31, 2025, the Company held $249.1 million of available-for-sale debt securities, all of which had contractual maturities of one year or less.
As of December 31, 2025, accrued interest receivable related to available-for-sale debt securities totaled $1.8 million, and was excluded from the disclosed amortized cost basis. Accrued interest receivable is recorded in prepaid expenses and other current assets on the consolidated balance sheets.
5. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Raw materials	$2,746	$1,677
Work-in-process	30	9
Total inventories	$2,776	$1,686
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Interest receivable	$3,093	$339
Prepaid software	1,550	845
Prepaid services	1,339	977
Prepaid insurance	421	382
Prepaid rent	182	156
Other	804	1,255
Total prepaid expenses and other current assets	$7,388	$3,954
Other non-current assets, net
Other non-current assets, net consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Investment in equity securities	$2,391	$2,574
Deferred financing costs	725	—
Long-term deposits	251	181
Contract acquisition costs, net	940	174
Total	$4,307	$2,929

Equity Securities
On January 5, 2024, an entity the Company had invested in was acquired by another entity and the transaction was determined to result in an observable price change in the equity security. Consequently, the carrying value of the Company's investment was adjusted based on the consideration received, resulting in a net gain of approximately $1.7 million, recorded in gain (loss) on investment in marketable securities, net on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024.
During the year ended December 31, 2025, an earnout provision was triggered that resulted in the Company receiving additional cash and stock consideration for its interest in the acquired former investee. The Company recognized a gain of $0.8 million in gain (loss) on investment in marketable securities, net on the consolidated statements of operations and comprehensive loss.
Also during the year ended December 31, 2025, the Company received information from another of its equity investees indicating that the investee had experienced significant adverse changes to its business. The Company concluded that its investment was impaired and recognized a charge of $1.0 million in gain (loss) on investment in marketable securities, net on the consolidated statements of operations and comprehensive loss.
Zapata Note
On February 8, 2024, the Company entered into a collaboration arrangement with Zapata to develop and bring to market commercial applications that combine generative AI and quantum computing technologies. As part of the collaboration, the Company purchased a convertible note (the "Note") with a principal amount of $1.0 million from Zapata. The Note matures on December 15, 2026, and bears interest at 15% per annum. The Note is prepayable without penalty after December 15, 2025 or if the aggregate value of Zapata's convertible notes outstanding falls below $3.0 million. The Note was convertible into Zapata common stock at the Company's option at a conversion price of $8.50, subject to adjustment for stock splits, recapitalizations, and other similar corporate transactions.
On April 1, 2024 the conversion feature associated with the Note was bifurcated from the debt host instrument in connection with the underlying stock becoming readily convertible to cash as the result of a de-SPAC transaction. As a result, the fair value of the conversion feature of $0.2 million was given separate recognition. During the year ended December 31, 2024, the fair value of the conversion feature was immaterial, resulting in a loss of $0.2 million recorded to gain (loss) on investment in marketable securities, net on the consolidated statements of operations and comprehensive loss.
On October 11, 2024, Zapata announced that it was insolvent and would cease operations. Considering this and other financial information available prior to December 31, 2024, the Note was provisionally determined to be uncollectible, and the Company recognized a credit loss provision for the entire balance owed of $1.0 million during the year ended December 31, 2024. The charge was recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.
The Company was one of two senior-most secured creditors to Zapata. The Note was secured by substantially all of Zapata's assets, including cash accounts, accounts receivables, inventory, contract rights and general intangibles, intellectual property, and equipment, as set forth in the security agreements pertaining to the Note.
Subsequent to the write-off of the Note, in June 2025, the Company recovered the full principal balance of the Note, along with $0.2 million in interest and $0.1 million in legal fees. The recovery was recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss, offsetting the previously recorded credit loss provision and legal expenses. The cash received for the principal balance of the Note is presented within investing activities in the statement of cash flows. The interest income earned on the Note was recorded within Other income (expense), net in the consolidated statements of operations and comprehensive loss.
Deferred financing costs
The deferred financing costs are deferred issuance costs related to the Equipment Financing Agreement. See Note 8 - Loans payable, net for additional information.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Accrued compensation and related benefits	$10,348	$5,499
Accrued professional services	4,086	529
Other accruals	1,404	2,756
Total accrued expenses and other current liabilities	$15,838	$8,784
6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Quantum computer systems	$15,028	$14,471
Lab equipment	7,555	6,862
Computer equipment	5,659	4,701
Leasehold improvements	2,407	1,889
Furniture and fixtures	541	381
Construction-in-progress	2,514	836
Total property and equipment	33,704	29,140
Less: Accumulated depreciation	(25,863)	(25,007)
Total property and equipment, net	$7,841	$4,133
Depreciation expense for the years ended December 31, 2025 and 2024 was $1.4 million and $1.0 million, respectively.
7. INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Acquired software	$1,335	$1,309
Internally developed software	907	332
Other intangible assets	46	46
Total intangible assets	2,288	1,687
Less: Accumulated amortization	(1,373)	(1,197)
Total intangible assets, net	$915	$490
Amortization expense for the years ended December 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively.

8. LOANS PAYABLE, NET
Loans payable, net consisted of the following (in thousands):

	Effective Interest Rate	As of December 31, 2025	As of December 31, 2024
Loans payable, net, current:
TPC Loan, current	Interest free	$—	$348
Equipment Financing Term Loan, current	16.45%	134	—
Total loans payable, net, current		$134	$348
Loans payable, net, non-current:
SIF Loan	Variable[1]	$35,525	$30,128
Equipment Financing Term Loan, non-current		300	—
Total loans payable, net, non-current		$35,825	$30,128
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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of December 31, 2025, the Company is not aware of any events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of December 31, 2025 and 2024, the Company calculated a weighted average effective interest rate for all tranches of 2.61% based on the most recent revenue projections at each reporting date.
The estimated fair value of the SIF Loan (Level 3) at December 31, 2025 was $18.8 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenues and the appropriate discount rate.
Term Loan
On April 13, 2023, the Company entered into the Term Loan and Security Agreement (the "Term Loan") with PSPIB Unitas Investments II Inc. ("PSPIB"), a related party to the Company's then largest shareholder. Under the Term Loan, term loans in aggregate principal amount of $50.0 million were to be made available to the Company in three tranches, subject to certain terms and conditions.
The Company fully repaid and extinguished the Term Loan on October 22, 2024, including $30.0 million in principal and $4.3 million in accrued payable in kind ("PIK") interest. The Term Loan, originally set to mature on March 31, 2027, was secured by a first-priority security interest in substantially all of the Company's assets and included certain operational and financial covenants. It bore interest at either 10.0% payable in cash or 11.0% PIK, with the latter added to the principal balance. For the years ended December 31, 2025 and 2024, the Company recognized nil and $3.2 million, respectively, in interest expense.

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
A commitment fee of 1% of the total conditional commitment was paid upon the initial draw. The Lender also received a ten-year warrant to purchase 21,563 Common Shares at an exercise price of $16.05 per share. A non-utilization fee of 3% will apply to the undrawn portion of the first $11.5 million as of the termination date (either February 1, 2027, or August 1, 2027, as applicable).
The interest rate for each draw is fixed upon execution and is based on a spread of approximately 3.4% over the Prime Rate (which was 7.5% at signing), subject to a minimum rate of 10.9%, which is the rate applied to the initial draw. The Lender holds a first-priority security interest in all financed equipment.
Debt issuance costs, including the commitment fee, legal and documentation costs, and the warrant value, are recorded as deferred issuance costs and reclassified to a contra-liability as draws are made. The End-of-Term Payment (4.0% of the total amount financed under the Equipment Financing Agreement) is accreted as part of the loan’s effective interest rate. Deferred issuance costs are reviewed for recoverability, and any unamortized costs related to canceled draws or terminated facilities are expensed immediately. Cash payments for debt issuance costs are classified as financing activities in the consolidated statements of cash flows.
As of December 31, 2025, the Company had drawn $0.5 million under the Equipment Financing Agreement. The carrying amount of the outstanding equipment financing at December 31, 2025 was $0.4 million, measured at amortized cost. As of December 31, 2025, only a minimal portion of the deferred issuance costs had been reclassified to debt discount related to the initial draw and $0.7 million of deferred issuance costs remained unallocated.
The estimated fair value of the Equipment Financing Term Loan (Level 2) at December 31, 2025 was $0.4 million. The fair value of the Equipment Financing Term Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
9. LEASES
The Company leases real estate, including offices and manufacturing facilities and has entered into various other agreements with respect to assets used in conducting its business. The Company’s leases have remaining lease terms ranging from 0.33 years to 8.01 years. Some of the lease agreements contain rent holidays and rent escalation clauses that were included in the calculation of the right of use of assets and lease liabilities.
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
The following table presents the components of lease cost (in thousands):

	Years ended December 31,
	2025	2024
Operating lease cost	$1,520	$1,560
Variable lease cost	381	461
Total lease cost	$1,901	$2,021

The Company has entered into an agreement to lease additional mixed-use space adjacent to the Company's research and development headquarters in Burnaby, British Columbia. The lease is expected to commence in 2026, and it is expected to result in the recognition of right-of-use assets and lease liabilities of approximately $0.9 million.
The following table presents the weighted-average lease terms and discount rates for operating leases:

	As of December 31,
	2025	2024
Weighted average remaining lease term, in years
Operating leases	7.6	8.4
Weighted average discount rate(1)
Operating leases	9.8%	10.1%
(1) For the lease contracts denominated in foreign currencies, the weighted average discount rate was calculated by converting the foreign currency amounts to equivalent amounts in USD.
Future minimum operating lease payment under non-cancelable leases as of December 31, 2025, were as follows (in thousands):

Operating Leases
Year Ending December 31,
2026	$1,456
2027	1,334
2028	1,356
2029	1,248
2030	1,279
Thereafter	4,024
Total future minimum lease payments	10,697
Less: Interest	(3,199)
Total lease liabilities	$7,498
10. INCOME TAXES
Income tax expense
The following table presents domestic and foreign components of loss before income taxes for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,
	2025	2024
Domestic	$(294,554)	$(113,553)
Foreign	(60,508)	(30,326)
Total net loss before income taxes	$(355,062)	$(143,879)

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$80,603	$64,583
Research and development credit carryforward	22,205	18,531
Scientific research and experimental development deductions	39,771	36,155
Depreciation and amortization	7,286	6,684
Deferred revenue	37	—
Start-up costs	744	809
Stock-based compensation	3,781	1,939
Loan payable	1,775	0
Other accruals and reserves	669	1,431
Total deferred tax assets	156,871	130,132
Valuation Allowance	(156,225)	(129,107)
Total deferred tax assets, net	$646	$1,025
Deferred tax liabilities:
Marketable securities	(646)	(695)
Loan payable	0	(330)
Total deferred tax liabilities	(646)	(1,025)
Net deferred tax assets (liabilities)	$—	$—
The effective tax rate differs from the statutory rate, primarily due to the Company’s history of incurring losses, which have not been utilized, the foreign rate differential related to subsidiary earnings, and other permanent differences.
A summary reconciliation of the effective tax rate calculated at the U.S. federal rate for the year ended December 31, 2025 is as follows:

	Year ended December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$(74,563)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	888	(0.3)%
Foreign Tax Effects:
Canada
Statutory tax rate difference between Canada and United States	(4,147)	1.2%
Changes in valuation allowance	17,510	(4.9)%
Research and development tax credits	(3,942)	1.1%
Other	2,077	(0.6)%
Other foreign jurisdictions	(49)	—%
Changes in Valuation Allowances	9,884	(2.8)%
Nontaxable or Non-deductible Items:
Share-based payment awards	(25,182)	7.1%
Fair market value adjustments to warrant liabilities	56,813	(16.0)%
Non-deductible compensation	25,770	(7.3)%
Other	2,460	(0.7)%
Other adjustments	(533)	0.2%
Share-based payment prior year true-up	(6,986)	2.0%
Effective Tax Rate	$—	—%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida, and Tennessee for 2025, and Florida for 2024.

A summary reconciliation of the effective tax rate calculated at the U.S. federal rate for the year ended December 31, 2024 is as follows:

Year ended December 31,
2024
US federal tax rate	21%
Foreign losses taxed at different rates	1%
Return to provision adjustments	1%
Stock-based compensation	(2)%
Research and development credits	2%
Permanent differences	(11)%
Change in valuation allowance	(12)%
Effective tax rate	—%
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain.
As of December 31, 2025, the Company maintained a valuation allowance with respect to its subsidiaries’ net operating losses that it believes is more likely than not that the deferred tax asset will not be realized. The Company will continue to reassess the valuation allowance annually and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
As of December 31, 2025, the Company has Canadian tax loss carryforwards of approximately $159.8 million expiring between 2033 and 2045 as well as Scientific Research and Experimental Development expenditures of approximately $147.4 million that can be carried forward indefinitely, which are available to be applied against future taxable income. In addition, the Company has investment tax credits of approximately $21.9 million expiring between 2028 and 2045 that are available to be applied against future Canadian federal income taxes payable. The Company has provincial investment tax credits of approximately $6.1 million expiring between 2032 and 2035 that are available to be applied against future Canadian provincial income taxes payable.
The Company also has U.S. tax loss carryforwards of approximately $131.1 million which may be applied against future taxable income, of which $15.6 million will expire between 2032 and 2037, while $115.5 million can be carried forward indefinitely. Future utilization of US tax loss carryforwards is subject to certain limitations under the Internal Revenue Code ("IRC"), including limitations under IRC section 382. The Company's U.S. tax loss carryforwards may be limited by IRC section 382. However, those limitations do not have a significant impact to the financial statements since there is no utilization of the tax loss carryforwards and a full valuation allowance exists against the net operating losses.
The Company files income tax returns in the U.S., Canada, and various foreign and state jurisdictions. The 2013 to 2025 tax years remain subject to examination by the U.S. federal and state tax authorities. The 2021 to 2025 tax years remain subject to examination by Canadian tax authorities.
The Company has unrecognized tax benefits of 0.7 million as of December 31, 2025. No amount of the unrecognized tax benefits would affect the effective tax rate because any tax benefits would result in adjustments to a related deferred tax asset that are offset by a valuation allowance. The Company has not accrued for any interest or penalties as of December 31, 2025.
The total gross unrecognized tax benefits remained unchanged throughout the year ended December 31, 2025.
Cash taxes paid by the Company, presented by geography, for the years ended December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024
Germany	$18	$—
Ireland	2	20
Japan	6	2
United Kingdom	—	14
Total income taxes paid, net of refunds	$26	$37

11. WARRANT LIABILITIES
Public and Private Warrants
In conjunction with the Merger, the Company assumed 10,000,000 Public Warrants and 8,000,000 Private Warrants. As part of the Merger, each Public Warrant and Private Warrant that was issued and outstanding immediately prior to the Merger was automatically and irrevocably converted into one warrant of the Company.
The Warrants were subject to the terms and conditions of the warrant agreement, dated October 20, 2020, by and between DPCM and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent, as amended by that certain Assignment, Assumption and Amendment Agreement, dated as of August 5, 2022, by and among DPCM, the Company, Continental, Computershare Inc., a Delaware corporation and its affiliate, Computershare Trust Company, N.A., a federally chartered trust company (together, “Computershare”), and that certain Amendment Agreement, dated as of March 11, 2025, by and among the Company, Computershare and Equiniti Trust Company, LLC, a New York limited liability trust company, as successor warrant agent (as so amended, the “Warrant Agreement”). Effective as of March 11, 2025, Equiniti Trust Company, LLC served as the warrant agent under the Warrant Agreement.
Each such Warrant was exercisable at an exercise price of $11.50 (the "Warrant Exercise Price") for 1.4541326 Common Shares, or an approximate exercise price per Common Share of $7.91 (the "Per Share Exercise Price"), subject to adjustments. The Warrants were exercisable only for a whole number of Common Shares, and no fractional shares were issuable. The Warrants were originally scheduled to expire on August 5, 2027, unless earlier redeemed or liquidated.
Warrant Exercises
During the year ended December 31, 2025, 17,645,147 Warrants were exercised by holders in accordance with the Warrant Agreement. As a result of these exercises, during the year ended December 31, 2025, the Company issued 25,658,383 Common Shares. In connection with the exercises, during the year ended December 31, 2025, the Company received cash proceeds of $202.9 million and reclassified $340.4 million, representing the fair value of the warrant liabilities at the time of exercise, from warrant liabilities to additional paid-in capital. The fair value of the liability pertaining to the exercised Warrants was remeasured immediately prior to exercise, and the change in fair value was recognized within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.
Redemption of Warrants
On November 19, 2025, the Company redeemed the 270,820 remaining outstanding Public Warrants at a redemption price of $0.01 per warrant. The redemption was effected pursuant to the terms of the Warrant Agreement following the Company’s satisfaction of the applicable share price performance condition. As a result of the redemption, the Public Warrants ceased trading on the New York Stock Exchange prior to the redemption date and were subsequently delisted.
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the conversion ratio of 0.889657 (the "Conversion Ratio") established in the Merger. The warrants vest based on various contractual milestones. The warrant agreement was terminated on November 28, 2022. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of December 31, 2025, no additional Warrant Preferred Shares were vested and/or were probable of vesting.
Warrants Issued in Connection with Equipment Financing
In connection with the Equipment Financing Agreement, the Company issued warrants to purchase 21,563 Common Shares, as further described in Note 8 - Loans payable, net.

12. STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In April 2020, the Board of Directors of D-Wave Systems approved the 2020 Equity Incentive Plan (the "2020 Plan") which provides for the grant of qualified incentive stock options ("ISO") and non-qualified stock options ("NSO"), restricted stock, RSUs or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. Following the Merger, awards outstanding under the 2020 Plan continued to be governed by the 2020 Plan; however, the Company will not grant any further awards under the 2020 Plan.
2022 Equity Incentive Plan
On August 5, 2022, the shareholders approved the D-Wave Quantum Inc. 2022 Equity Incentive Plan (the “2022 Plan”), which became effective immediately upon the closing of the Merger. The aggregate number of Common Shares reserved for future issuance under the 2022 Plan was 30,676,577 shares as of December 31, 2025, inclusive of shares reserved for outstanding awards. The number of shares reserved for issuance under the 2022 Plan automatically increases on January 1st of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 5% of the fully-diluted Common Shares outstanding (as defined by the 2022 Plan) on December 31st of the preceding year; provided, however, that the Board of Directors of the Company may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of Common Shares. An automatic increase on the reserve of 20,200,821 shares became effective on January 1, 2026. While the 2022 Plan allows for the issuance of awards with a service condition, a performance condition, a market condition, or some combination of the three, to date, the Company has only issued awards subject to a service conditions. Awards issued under the 2022 Plan have vesting periods ranging from under 1 year to 4 years from the original grant date, and all awards issued to date under the 2022 Plan will expire 10 years from the original grant date.
Share-based compensation awards are settled by issuing new shares.
Stock option valuation
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model and has used this method during the year ended December 31, 2024. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
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
The assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2024 are as follows:

Year ended December 31,
2024
Expected dividend yield	—
Expected volatility	103.0% - 107.0%
Expected term (years)	5.0 - 6.1
Risk free interest	4.0% - 4.2%

No stock options were granted during the year ended December 31, 2025.
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2024	10,984,738	1.67	6.64	75,270
Granted	—	—
Exercised	(7,369,835)	1.55
Forfeited and expired	(6,733)	4.30
Outstanding as of December 31, 2025	3,608,170	1.90	6.36	87,511
Options exercisable as of December 31, 2025	2,841,910	1.80	5.90	69,201
Options unvested as of December 31, 2025	766,260	2.25	8.07	18,310
During the years ended December 31, 2025 and 2024, the total intrinsic value of options exercised was $140.0 million and $6.2 million, respectively.
During the year ended December 31, 2024, the weighted-average grant date fair value of stock options granted was $1.05 per share. No stock options were granted during the year ended December 31, 2025.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Common Shares for those stock options that had exercise prices lower than the fair value of the Common Shares as of period end.
Restricted stock unit awards
The following table summarizes the RSU activity and related information under the 2022 Plan:

	Number of RSUs	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2024	8,787,022	2.25
Granted	5,200,975	10.83
Forfeited and expired	(256,192)	5.34
Vested	(5,515,890)	3.77
Unvested as of December 31, 2025	8,215,915	6.56
During the years ended December 31, 2025 and 2024, the total fair value of RSUs vested was $123.4 million and $12.8 million, respectively.
Employee Stock Purchase Plan
In August 2022, the Company established the 2022 Employee Stock Purchase Plan (the "ESPP"), providing eligible employees of the Company and designated subsidiaries an opportunity to purchase the Common Shares at discounted rates. An eligible employee is defined as someone who: (i) is regularly employed by the Company or its designated subsidiaries for at least 20 hours per week and more than five months in a calendar year, and (ii) is classified as an employee for tax purposes. Regarding the Non-423 Component (as defined in the ESPP), any employee of the Company or its affiliates, as determined by a committee appointed by the Board, is eligible.
Management computes compensation expense by combining three components: (i) a 15% discount offered, (ii) a call option on 0.85 share of stock with an exercise price equal to the fair market value, and (iii) a put option on 0.15 share of stock with an exercise price equal to the fair market value. The requisite service period is the six-month purchase period. Any reductions in withholding amounts (or percentages) will be disregarded for compensation cost recognition. If a participant or the ESPP is terminated, management will reverse any expense accrued for unvested shares.

As of December 31, 2025, the maximum number of Common Shares remaining available to be issued under the ESPP was 11,783,518. During the year ended December 31, 2025, 129,748 Common Shares were issued under the ESPP, and compensation cost recognized related to the ESPP was $0.6 million.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$772	$647
Research and development	7,916	5,089
General and administrative	10,021	8,166
Sales and marketing	3,948	1,759
Total stock-based compensation	$22,657	$15,661
During the years ended December 31, 2025 and 2024, total compensation cost capitalized as part of property and equipment and intangible assets was $0.4 million and $0.1 million, respectively.
As of December 31, 2025, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $52.2 million. This amount is based on an estimated future forfeiture rate of 2.34% per year and will be recognized over a weighted-average period of approximately 3.2 years.
13. RELATED PARTY TRANSACTIONS
Term Loan
On April 13, 2023, the Company entered into the Term Loan, by and between the Company and PSPIB, a related party to the Company's largest shareholder. The Company fully repaid and extinguished the Term Loan on October 22, 2024. As of December 31, 2025 and 2024, PSPIB is no longer considered a related party to the Company. Refer to Note 8 - Loans payable, net for further description of the Term Loan.
14. COMMITMENTS AND CONTINGENCIES
Lease obligations
Refer to Note 9 - Leases for a description of the Company's lease obligations as of December 31, 2025.
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
As of December 31, 2025, the Company was not subject to any material litigation or pending litigation claims.

15. NET LOSS PER SHARE
The following tables set forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(355,062)	$(143,879)
Denominator:
Weighted-average common stock outstanding	321,202,025	192,129,049
Net loss per share attributable to common stockholders - basic and diluted	$(1.11)	$(0.75)
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2025	2024
Public Warrants as converted to Common Shares (Note 11)	—	14,419,918
Private Warrants as converted to Common Shares (Note 11)	—	11,633,060
D-Wave Systems Warrant Preferred Shares as converted to Common Shares (Note 11)	1,155,713	1,155,713
Equipment Financing Agreement Warrant – Common Shares (Note 8)	21,563	—
Stock options issued and outstanding	3,608,170	10,984,738
Unvested restricted stock unit awards	8,215,915	8,787,022
Total	13,001,361	46,980,451

16. STOCKHOLDERS' EQUITY
Preferred Stock
As of December 31, 2025, D-Wave Quantum Inc. is authorized to issue up to 20,000,000 shares of preferred stock. D-Wave Quantum Inc. has not issued any shares of preferred stock as of December 31, 2025 and 2024. As no shares have been issued, D-Wave Quantum Inc. preferred stock is not reflected on the consolidated balance sheet.
Equity Purchase Agreement
In conjunction with the Merger with DPCM, the Company and D-Wave Systems entered into a purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park") on June 16, 2022 (the "Purchase Agreement") which provided D-Wave the sole right, but not the obligation, to direct Lincoln Park to buy specified dollar amounts up to $150 million of Common Shares through November 1, 2025. The Purchase Agreement provided the Company with additional liquidity to fund the business, subject to the conditions set forth in the agreement, including volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.9% of the then total outstanding Common Shares and a floor price of $1.00 at or below which the Company could not sell any Common Shares to Lincoln Park. For shares sold by the Company to Lincoln Park, Lincoln Park may resell all, some, or none of those Common Shares at any time or from time to time in its sole discretion. In order for the Company to issue Common Shares under the Purchase Agreement, the Company's share price was required to be above the floor price of $1.00. During the year ended December 31, 2025, the Company issued 3,873,113 Common Shares to Lincoln Park under the Purchase Agreement, resulting in $37.8 million of net proceeds. As of December 31, 2025, the Company had completed 100% of the issuances available under the Purchase Agreement.
On May 24, 2024, the Company entered into an at-the-market sales agreement (the "$100M ATM") with Needham & Company, LLC, B. Riley Securities, Inc., and Roth Capital Partners, LLC (the "$100M ATM Agents"). Under this agreement, the Company could sell Common Shares with an aggregate offering price of up to $100.0 million through or to the $100M ATM Agents. During the year ended December 31, 2024, the Company received $97.2 million in net proceeds through the issuance of 49,812,287 Common Shares. As of December 31, 2025, the Company had completed 100% of the issuances available under the $100M ATM.
On December 9, 2024, the Company entered into its second at-the-market sales agreement (the "$75M ATM"), with Needham & Company, LLC, Roth Capital Partners, LLC, B. Riley Securities, Inc., and Craig-Hallum Capital Group, LLC (the "$75M ATM Agents"). Under this agreement, the Company could sell Common Shares with an aggregate offering price of up to $75.0 million through or to the $75M ATM Agents. During the year ended December 31, 2024, the Company received $72.9 million in net proceeds through the issuance of 15,576,628 Common Shares. As of December 31, 2025, the Company had completed 100% of the issuances available under the $75M ATM.
On January 10, 2025, the Company entered into its third at-the-market sales agreement (the "$150M ATM"), with Needham & Company, LLC, Stifel, Nicolaus & Company, Incorporated, B. Riley Securities, Inc., Roth Capital Partners, LLC, The Benchmark Company, LLC, and Craig-Hallum Capital Group, LLC (the "$150M ATM Agents"). Under this agreement, the Company could sell Common Shares with an aggregate offering price of up to $150.0 million through or to the $150M ATM Agents. During the three months ended March 31, 2025, the Company received $146.1 million in net proceeds through the issuance of 24,604,021 Common Shares. As of December 31, 2025, the Company had completed 100% of the issuances available under the $150M ATM.
On June 10, 2025, the Company entered into its fourth at-the-market sales agreement (the "$400M ATM"), with Needham & Company, LLC, Evercore Group L.L.C., TD Securities (USA) LLC, Canaccord Genuity LLC, Mizuho Securities USA LLC, Piper Sandler & Co., Craig-Hallum Capital Group LLC and Rosenblatt Securities Inc. (collectively, the “$400M ATM Agents”). Under this agreement, the Company could sell Common Shares with an aggregate offering price of up to $400.0 million through or to the $400M ATM Agents. During the three months ended June 30, 2025, the Company received $390.6 million in net proceeds through the issuance of 26,344,831 Common Shares. As of December 31, 2025, the Company had completed 100% of the issuances available under the $400M ATM.
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

The Company was not obligated to sell shares under any of these sales agreements. Each agreement could have been terminated by: (a) the election of the applicable Agents upon the occurrence of certain adverse events, (b) five business days’ advance notice from the Company to the applicable Agents or five days’ advance notice from any of the applicable Agents to the Company or (c) otherwise by mutual agreement of the parties pursuant to the terms of the applicable sales agreement.
Warrant Exercises and Redemption
During the year ended December 31, 2025, 17,645,147 Warrants were exercised by holders in accordance with the terms of the Warrant Agreement. Refer to Note 11 - Warrant liabilities for further description of the Warrant exercises and redemption.
Common Shares
As of December 31, 2025, the Company had 358,741,605 shares of common stock outstanding, comprised of 3,176,096 Exchangeable Shares and 355,565,509 Common Shares. At any time and at their election, holders of Exchangeable Shares can exchange their shares for Common Shares on a one-for-one basis. In addition, holders of Exchangeable Shares have the same rights with respect to voting, dividends, and liquidation, dissolution, and winding up, as holders of Common Shares. As such, the Exchangeable Shares are identical in substance to Common Shares and, therefore, are treated as shares of common stock of the Company.
The rights pertaining to the Common Shares are as follows:
Voting Rights
Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of Common Shares possess all voting power for the election of directors and all other matters requiring stockholder action. Holders of Common Shares are entitled to one vote per share on matters to be voted on by stockholders.
Dividend Rights
Holders of Common Shares will be entitled to receive dividends as and when declared by the Company's board of directors at its discretion out of funds properly applicable to the payment of dividends, subject to the rights, if any, of shareholders holding shares with special rights to dividends. The timing, declaration, amount and payment of future dividends will depend on the Company's financial condition, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that the Company's board of directors deems relevant.
Rights Related to Liquidation, Dissolution and Winding Up
In the event of voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, the holders of Common Shares will be entitled to receive an equal amount per share of all of the Company's assets of whatever kind available for distribution to stockholders, after the rights of the holders of the preferred stock, if any, have been satisfied.

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
The following table sets forth the long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, by geographic area as follows (in thousands):

	As of December 31, 2025	As of December 31, 2024
Canada	$13,802	$11,005
United States	515	381
Other	42	8
Total long-lived assets	$14,359	$11,394
18. EMPLOYEE BENEFIT PLANS
We currently maintain a 401(k) retirement savings plan for our U.S. employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company did not make any matching contributions for the years ended December 31, 2025 and 2024.
19. SUBSEQUENT EVENTS
The Company has evaluated all events occurring through February 26, 2026, the date on which the consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:
Acquisition of Quantum Circuits, Inc.
On January 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Acquisition Agreement”) with Quantum Circuits, Inc. (“Quantum Circuits”), Quest Acquisition Merger Sub I, Inc., Quest Acquisition Merger Sub II, LLC, and Shareholder Representative Services LLC, pursuant to which the Company agreed to acquire all of the issued and outstanding equity interests of Quantum Circuits (the “Acquisition”).
The Acquisition was completed on January 20, 2026. At closing, the aggregate consideration (the "Acquisition Consideration") paid by the Company consisted of 10,430,444 Common Shares (the “Stock Consideration”), and $250.0 million in cash, subject to a net debt adjustment and other customary adjustments as set forth in the Acquisition Agreement. The number of shares issued as Stock Consideration was calculated based on the volume-weighted average price of the Common Shares for the ten trading days ending on the third trading day immediately preceding the closing date, subject to a price collar.
In accordance with the Acquisition Agreement, outstanding unvested options to purchase shares of Quantum Circuits common stock were assumed by the Company and adjusted into options to purchase Common Shares. Vested options and warrants to purchase Quantum Circuits common stock were cancelled in exchange for a pro rata portion of the Acquisition Consideration, subject to the adjustments described in the Acquisition Agreement.
In connection with the closing of the Acquisition, the Company entered into a Registration Rights Agreement with the former securityholders of Quantum Circuits, pursuant to which such securityholders were granted specified registration rights with respect to the Common Shares issued as Stock Consideration.

Also in connection with the closing, the Company entered into lock-up agreements with certain key employees of Quantum Circuits, pursuant to which, subject to specified exceptions, 50% of the Common Shares received by such individuals as Stock Consideration are restricted from transfer for a period of five years following the closing of the Acquisition, with provisions for accelerated release under certain circumstances, including continued employment or qualifying termination events.
The Company is currently evaluating the accounting and disclosure implications of the acquisition in accordance with ASC 805, Business Combinations.
New US Headquarters and R&D Facility Lease
On January 27, 2026, the Company entered into a new operating lease for office facilities with a 128-month term at the Boca Raton Innovation Campus in Boca Raton, Florida, which will serve as the Company’s new corporate headquarters and a key U.S. research and development facility. The lease will commence on the earlier of substantial completion of tenant improvements or 14 months following lease execution and delivery of vacant possession. The lease provides a tenant improvement allowance of $2.6 million and a rent credit for the first eight months. Under the lease, the Company is required to deliver to the landlord an unconditional, irrevocable and transferable commercial standby letter of credit of $1.0 million, which may be reduced over time to no less than $0.1 million, subject to compliance with lease terms. The lease also grants the Company the option to extend the term for up to two additional 60-month periods, with base rent determined in the lease and no landlord obligations for alterations or improvements during extensions.
The Company is currently evaluating the accounting and disclosure implications of this lease, including optional extensions, in accordance with ASC 842, Leases.