Form 10-Q
period 2026-03-31
D-Wave Quantum Inc.
filed 2026-05-12
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 11, 2026, there were 366,737,601 outstanding shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 3,176,096 exchangeable shares outstanding as of May 11, 2026, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including statements relating to our ability to help customers realize value from quantum computing, development of annealing and gate-model systems and extension of the capabilities of our hybrid and classical solvers, enterprise-scale adoption of quantum computing, statements relating to the acquisition of Quantum Circuits, Inc., as well as the combined company’s development and commercialization plans, plans to accelerate the projected time to a scaled, error-corrected gate-model quantum computer and the intention to make an initial dual-rail system generally available in 2026, among others. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Factors that might cause or contribute to a material difference include those risks discussed below, in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the "SEC”). You should not place undue reliance on these forward-looking statements in making an investment decision with respect to our securities. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond our control. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. All forward-looking statements set forth in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our most recent Annual Report on Form 10-K. These forward-looking statements are based on information available as of the date of this Report and current expectations, forecasts and assumptions, involve a number of judgments, risks and uncertainties, and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$338,197	$635,347
Marketable investment securities	250,198	249,134
Trade accounts receivable, net of allowance for credit losses of $1 and $176	8,911	1,587
Inventories	2,915	2,776
Prepaid expenses and other current assets	6,888	7,388
Total current assets	607,109	896,232
Property and equipment, net	15,066	7,841
Operating lease right-of-use assets	10,331	6,518
Intangible assets, net	215,279	915
Goodwill	342,588	—
Other non-current assets, net	9,442	4,307
Total assets	$1,199,815	$915,813

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$1,707	$950
Accrued expenses and other current liabilities	15,460	15,838
Current portion of operating lease liabilities	1,554	1,448
Loans payable, net, current	140	134
Deferred revenue, current	9,495	2,778
Total current liabilities	28,356	21,148
Operating lease liabilities, net of current portion	9,703	6,050
Loans payable, net, non-current	35,423	35,825
Deferred revenue, non-current	2,081	560
Total liabilities	75,563	63,583

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both March 31, 2026 and December 31, 2025; 370,038,436 shares and 358,741,605 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	37	35
Additional paid-in capital	2,133,730	1,843,218
Accumulated deficit	(1,000,359)	(982,002)
Accumulated other comprehensive loss	(9,156)	(9,021)
Total stockholders' equity	1,124,252	852,230
Total liabilities and stockholders’ equity	$1,199,815	$915,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Revenue	$2,858	$15,001
Cost of revenue	1,040	1,124
Total gross profit	1,818	13,877
Operating expenses:
Research and development	25,793	10,288
General and administrative	20,275	7,957
Sales and marketing	10,477	6,923
Total operating expenses	56,545	25,168
Loss from operations	(54,727)	(11,291)
Other income (expense), net:
Interest income	5,785	3,099
Interest expense	(259)	(226)
Gain on investment in marketable securities, net	1,880	—
Change in fair value of warrant liabilities	—	3,943
Other income (expense), net	512	(946)
Total other income, net	7,918	5,870
Loss before income taxes	(46,809)	(5,421)
Income tax benefit, net	28,452	—
Net loss	$(18,357)	$(5,421)
Net loss per share, basic and diluted	$(0.05)	$(0.02)
Weighted-average shares used in computing net loss per share, basic and diluted	367,473,219	286,420,374

Comprehensive loss:
Net loss	$(18,357)	$(5,421)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	18	498
Unrealized losses on available-for-sale securities	(153)	—
Total other comprehensive income (loss), net of tax	(135)	498
Net comprehensive loss	$(18,492)	$(4,923)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2026
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2025	358,741,605	$35	$1,843,218	$(982,002)	$(9,021)	$852,230
Equity issued as consideration for acquisition, net	10,430,444	2	282,274	—	—	282,276
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	866,387	—	94	—	—	94
Stock-based compensation	—	—	8,144	—	—	8,144
Other comprehensive loss	—	—	—	—	(135)	(135)
Net loss	—	—	—	(18,357)	—	(18,357)
Balances at March 31, 2026	370,038,436	$37	$2,133,730	$(1,000,359)	$(9,156)	$1,124,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2025
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2024	266,595,867	$27	$700,069	$(626,940)	$(10,510)	$62,646
Issuance of common stock in connection with the ATM agreement, net of issuance costs	24,604,021	2	146,106	—	—	146,108
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	151,121	—	23	—	—	23
Issuance of common stock in connection with exercise of warrants	394	—	6			6
Stock-based compensation	—	—	4,046	—	—	4,046
Tax withholding related to vesting of restricted stock units	—	—	(517)	—	—	(517)
Foreign currency translation adjustment, net of tax	—	—	—	—	498	498
Net loss	—	—	—	(5,421)	—	(5,421)
Balances at March 31, 2025	291,351,403	$29	$849,733	$(632,361)	$(10,012)	$207,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(18,357)	$(5,421)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,803	376
Deferred income taxes	(28,365)	—
Stock-based compensation	8,019	3,993
Amortization of operating right-of-use assets	347	177
Provision for excess and obsolete inventory	(30)	24
Non-cash interest income	(1,217)	—
Non-cash interest expense	234	188
Change in fair value of warrant liabilities	—	(3,943)
Loss (gain) on marketable equity securities	(1,880)	—
Unrealized foreign exchange loss (gain)	(774)	95
Other noncash items	—	267
Change in operating assets and liabilities:
Trade accounts receivable	(7,320)	360
Inventories	(1,476)	(40)
Prepaid expenses and other current assets	1,347	172
Trade accounts payable	(1,000)	229
Accrued expenses and other current liabilities	(2,999)	(2,285)
Deferred revenue	8,238	(13,107)
Operating lease liability	(272)	(173)
Other non-current assets, net	(3,258)	(191)
Net cash used in operating activities	(44,960)	(19,279)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(250,821)	—
Purchase of property and equipment	(1,081)	(438)
Expenditures for internal-use software	(163)	(60)
Net cash used in investing activities	(252,065)	(498)
Cash flows from financing activities:
Proceeds from the issuance of common stock in at-the-market offerings, net of issuance costs	—	146,108
Proceeds from issuance of common stock upon exercise of warrants	—	6
Proceeds from the issuance of common stock upon exercise of stock options	94	23
Payment of tax withheld pursuant to stock-based compensation settlements	—	(517)
Repayment of the Equipment Financing Term Loan	(34)	—
Payments of equity issuance costs	(203)	—
Net cash provided by (used in) financing activities	(143)	145,620
Effect of exchange rate changes on cash and cash equivalents	18	498
Net increase (decrease) in cash and cash equivalents	(297,150)	126,341
Cash and cash equivalents at beginning of period	635,347	177,980
Cash and cash equivalents at end of period	$338,197	$304,321

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$17	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisition of business	$282,479	$—
Capitalized stock-based compensation	$125	$53
Inventory applied to capital projects	$1,367	$—
Operating lease right-of-use assets exchanged for new operating lease obligations	$4,068	$—
Purchases of property and equipment included in accounts payable	$234	$—
Unrealized gains (losses) on available-for-sale securities included in other comprehensive loss	$153	$—
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
D-Wave is focused on the development and delivery of quantum computing systems, software, and services. The Company is the world’s first commercial supplier of quantum computers, and the first to offer dual-platform quantum computing products and services, spanning both annealing and gate-model quantum computing technologies. The Company’s superconducting quantum computers provide sub-second response times and can be deployed on-premises or accessed through its LeapTM quantum cloud service (the "Leap service"), which offers 99.9% availability and uptime. Customers apply D-Wave’s technology to address use cases spanning optimization, artificial intelligence, research and more. The Company's current sixth-generation annealing quantum computing system is named Advantage2TM.
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
The interim condensed consolidated financial statements included herein have been prepared on the same basis as the audited annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2025 filed with the SEC on February 26, 2026.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements upon consolidation.

Use of estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time relating to hours estimated to complete the remaining performance obligations, (ii) standalone selling prices, (iii) fair value of financial instruments, (iv) long term revenue forecasts used in the accounting for the SIF Loan (see below and Note 9 for further information), (v) fair value of assets and liabilities acquired in business combinations, and (vi) asset impairment testing, including long-lived, intangible assets, and goodwill (tested at the reporting unit level). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
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
Intangible assets, net
The Company’s finite-lived intangible assets consist of developed technology and trademarks acquired in business combinations, as well as computer software acquired or capitalized in the ordinary course of business, including off-the-shelf software applications and costs associated with systems implementations. Finite-lived intangible assets are recorded at cost or, for assets acquired in a business combination, at their estimated acquisition-date fair values, less accumulated amortization and impairment. These assets are amortized on a straight-line basis over their estimated useful lives, which approximates the pattern in which the related economic benefits are expected to be consumed. Acquired developed technology is amortized over 15 years, trademarks are amortized over two years, off-the-shelf software is amortized over three years, and systems implementation costs are amortized over the initial license term. Annual license fees for off-the-shelf software are expensed as incurred. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund ("SIF"), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million (the "SIF Loan"). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 9 - Loans payable, net for additional information concerning the SIF Loan.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. No assets or liabilities were classified as Level 3 during the three months ended March 31, 2026 or 2025.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of March 31, 2026
Assets:
Marketable investment securities	1	$250,198
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
To support this core principle, the Company applies the following five step approach:
Step 1: Identify the contract with the customer
The Company executes signed contracts with customers for services sold through either its direct sales force or various reseller channels. Payment terms vary by arrangement and may include net 30-day terms, milestone billings, advance payments, and installment payments.
In arrangements with re-sellers of the Company’s services, the re-seller is considered the customer and the Company does not have any contractual relationships with the re-sellers’ end users. For these arrangements, revenue is recognized at the amount charged to the re-seller.
Upon initiation of a customer contract, an assessment is conducted by the Company regarding the customer's ability to pay for the services and/or products provided. This assessment encompasses various factors such as the customer's creditworthiness and past transaction history. Furthermore, periodic evaluations of customers' financial conditions are performed by the Company. The Company generally does not provide rights of return unless explicitly stated in the underlying contract.
Step 2: Identify the performance obligations
The Company’s contracts with customers often include multiple performance obligations. The Company's revenue contracts typically include one or more of the following performance obligations:
•Subscription access to its Leap service

•Professional services related to the development and implementation of quantum computing applications
•Quantum computing systems, including related installation, calibration, commissioning, and customer-specific upgrade services when those promises are not separately identifiable
•Ongoing support and maintenance services
•Quantum computing application or system training
•Customer options, renewals, or future upgrade rights that may represent material rights.
The Company evaluates whether promised goods and services are distinct and therefore separate performance obligations, or whether they should be combined into a single performance obligation because they are not separately identifiable in the context of the contract.
Step 3: Determine the transaction price
The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. Transaction prices may include fixed consideration, variable consideration, milestone payments, advance payments, installment payments, or other contractual amounts.
The Company evaluates whether variable consideration exists, including price concessions, credits, or service-level credits, and includes such amounts in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company also evaluates whether payments to or on behalf of a customer should be accounted for as consideration payable to a customer rather than as a separate expense.
The Company assesses whether the contract contains a significant financing component by considering the difference between the promised consideration and the cash selling price of the promised goods or services, the timing of payments relative to transfer of control, the reason for that timing difference, and the discount rate that would apply in a separate financing transaction between the parties at contract inception. The Company has elected the practical expedient terms that permit an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less. When a significant financing component exists, the Company adjusts the transaction price to reflect the cash selling price of the promised goods or services and recognizes the financing effect separately from revenue using the effective-interest method.
The Company excludes from revenue government-assessed and imposed taxes on goods and services that are invoiced to customers.
Step 4: Allocate the transaction price to the performance obligations
When the Company determines that its contracts with customers contain multiple performance obligations, for these arrangements, the Company allocates the transaction price based on the relative standalone selling price (“SSP”) basis method by comparing the SSP of each distinct performance obligation to the total value of the contract. The Company uses SSP for products and services sold together in a contract to determine whether there is a variable consideration (e.g. discount) to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP by considering its overall pricing objectives and market conditions, including cost plus a reasonable margin. Significant pricing practices taken into consideration include the Company’s discounting practices, the customer demographic, price lists, the Company's go-to-market strategy, historical and current sales, and contract prices. In instances where the Company does not sell or price a product or service separately, the Company maximizes the use of observable inputs by using information that may include market conditions.
When a contract includes a material right, the Company estimates the SSP of that option and allocates a portion of the transaction price to the material right. Revenue allocated to a material right is deferred and recognized when the related option is exercised or when the option expires unexercised.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation
The Company recognizes revenue when or as control of the promised good or service transfers to the customer. The Company’s Leap service and support and maintenance services are obligations that are satisfied over time by providing the customer with ongoing access to the Company’s resources. The Company uses the straight-line measure of progress to recognize revenue as these performance obligations are satisfied evenly over the respective service periods.
The Company’s professional services constitute an activity that creates benefits that the customer receives as the work is being performed. Therefore, professional services revenue is recognized over time using the labor hours incurred as input measure of progress.

Revenue from quantum computing system sales is generally recognized over time during the installation period using an input method, with progress measured based on costs incurred to date relative to total estimated costs, as the Company concludes that the criteria for over-time revenue recognition under ASC 606 are met. Revenue from system upgrade projects is also recognized over time using an input method, measuring progress based on costs incurred to date relative to total estimated costs. In applying a cost-to-cost measure of progress, the Company includes only those costs that depict performance in transferring control to the customer and excludes costs associated with abnormal inefficiencies or wasted materials.
The Company’s training and circuit board performance obligations are satisfied at a point in time when control of the goods or service transfers from the Company to the customer.
Revenue allocated to a material-right performance obligation is not recognized when the base contract is executed. Instead, the allocated amount is recognized when the customer exercises the option and the underlying promised goods or services are transferred, or when the option expires unexercised.
Contract assets and contract liabilities
The timing of revenue recognition, billings and cash collections may result in accounts receivable, contract assets, and contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. A receivable is recorded in the period in which the Company provides services when it has an unconditional right to payment. Contract assets arise when the Company has transferred goods or services to the customer but the right to payment is conditional on something other than the passage of time. Contract liabilities (also referred to as deferred revenue) arise when the Company receives consideration before transferring the related goods or services. Deferred revenue is classified as current or non-current based on the expected timing of revenue recognition.
When a significant financing component exists, the Company separately recognizes the financing element as interest income or interest expense, as applicable, rather than as revenue.
Our contract acquisition costs represent incremental direct costs of obtaining a contract, primarily consisting of commissions and other incremental contract acquisition costs. When these costs are determined to be recoverable, we defer and amortize them over the contract term. Unamortized contract acquisition costs are included in other non-current assets, net on the condensed consolidated balance sheets, with related amortization expense recorded in sales and marketing expenses on the condensed consolidated statements of operations and comprehensive loss. The Company has elected to apply the practical expedient to expense contract acquisition costs as incurred when the expected amortization period is one year or less.
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
For system arrangements recognized over time using a cost-to-cost input method, cost of revenue also includes customer-specific fulfillment costs that directly relate to satisfying the performance obligation, including installation-enablement and site-preparation activities incurred after contract execution. Such costs are recognized in a manner consistent with the Company’s measure of progress.

Business Combination
The Company accounts for business combinations using the acquisition method of accounting, which requires the consideration transferred to be measured at fair value and allocated to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair values. On January 20, 2026, the Company completed the acquisition of Quantum Circuits, Inc. (“Quantum Circuits”), which was accounted for as a business combination under ASC 805. In connection with the acquisition, the Company recognized developed technology and trademarks as identifiable finite-lived intangible assets, both of which were valued using the relief-from-royalty method with the assistance of an independent valuation specialist. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill. If the accounting for a business combination is incomplete at the end of a reporting period, provisional amounts are recorded and may be adjusted during the measurement period, not to exceed one year from the acquisition date, for new information about facts and circumstances that existed as of the acquisition date. The results of operations of acquired businesses are included in the Company’s results beginning on the acquisition date. Acquisition-related costs incurred by the Company are expensed as incurred, while seller transaction expenses reimbursed by the Company are included in consideration transferred.
Net loss per share
Basic net loss per common share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted-average number of shares of common stock, par value $0.0001 per share ("Common Shares") outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders adjusted by any preferred stock dividends declared during the period by the weighted average number of Common Shares and potential Common Shares outstanding when the impact is not antidilutive. Contingently issuable shares are included in basic Earnings Per Share ("EPS") only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration are considered outstanding Common Shares and included in the computation of basic EPS.
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
Capitalized Internal-Use Software Costs
In September 2025, the FASB issued ASU 2025-06, Accounting for Internal-Use Software Costs (Subtopic 350-40): Clarifying the Application of Capitalization Guidance, which amends the guidance on capitalizing costs related to internal-use software. ASU 2025-06 requires public entities to apply the disclosure requirements in ASC 360-10, Property, Plant, and Equipment, to capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The update is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.
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

3. BUSINESS COMBINATION
On January 20, 2026, the Company completed the acquisition of all of the issued and outstanding equity interests of Quantum Circuits, a privately held developer of superconducting gate-model quantum computing technology, pursuant to the Agreement and Plan of Merger dated January 6, 2026. The acquisition is intended to enhance the Company’s gate-model quantum computing capabilities by adding Quantum Circuits dual-rail qubit technology and related intellectual property, together with complementary error-detection capabilities, and to combine those capabilities with the Company’s scalable control systems, cryogenic infrastructure and cloud platform. The acquisition has been accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the accounting acquirer.
The Company incurred total acquisition-related costs of $12.0 million, including $2.9 million incurred during the year ended December 31, 2025. These costs were accounted for separately from the business combination and expensed as incurred in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Seller transaction expenses reimbursed by the Company were included in consideration transferred, while severance-related payments were recognized separately in post-combination compensation expense. In addition, the portion of replacement awards attributable to post-combination service will be recognized as compensation expense over the remaining service period.
The acquisition date was January 20, 2026, which is the date on which the Company obtained control of Quantum Circuits. The fair value of consideration transferred was $538.5 million, consisting of cash and equity consideration measured as of the acquisition date. The fair value of the Company’s Common Shares issued as consideration was based on the January 20, 2026 share price of $27.04 per share.
Consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. The initial allocation of the consideration transferred is based on a preliminary valuation and may be adjusted as additional information becomes available during the measurement period. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized. The allocation of the consideration transferred will be finalized within the measurement period (up to one year from the acquisition date).
The following table summarizes the consideration transferred (in thousands):

Amounts
Cash consideration	$256,030
Equity consideration	282,039
Pre-acquisition portion of replacement equity awards	439
Acquisition Consideration	$538,508

As of the acquisition date, the Company recognized the identifiable assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Amounts
Assets:
Cash and cash equivalents	$3,209
Prepaid expenses and other current assets	849
Property and equipment, net	5,272
Operating lease right-of-use assets	92
Intangible assets	217,150
Goodwill	342,588
Total assets	$569,160

Liabilities:
Accounts payable	$(1,579)
Current portion of right-of-use liability	(77)
Accrued and other current liabilities	(631)
Deferred Tax Liability	(28,365)
Total liabilities	$(30,652)

Total purchase price	$538,508
The recognition of deferred tax liabilities in connection with the acquisition resulted in the release of certain preexisting valuation allowances on deferred tax assets, which was recorded as a deferred tax benefit on the condensed consolidated statements of operations and comprehensive loss.

Identifiable Intangible Assets
The Company identified two finite-lived intangible assets, developed technology and trademarks. The fair values assigned to the acquired developed technology and trademarks were estimated with the assistance of an independent third-party valuation specialist using the relief-from-royalty method, which estimates the value of an intangible asset based on the present value of the hypothetical royalty payments that the Company is relieved from paying by owning the asset rather than licensing it from a third party. Significant assumptions used in the valuations included projected revenues attributable to the acquired technology and trademarks, selected market-based royalty rates, estimated useful lives, expectations regarding technological obsolescence and the continued use of the Quantum Circuits brand, applicable tax rates and discount rates commensurate with the risks associated with the projected cash flows. Developed technology was assigned a useful life of 15 years and trademarks were assigned a useful life of 2 years. These intangible assets are being amortized on a straight-line basis over their respective useful lives.
The following table summarizes the acquired intangible assets (in thousands):

	Amounts	Useful life
Developed technology	$216,700	15 years
Trademarks	450	2 years
Total intangible assets	$217,150

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and reflects expected synergies, going-concern value, workforce-related value, and other future economic benefits that do not qualify for separate recognition. This goodwill is not deductible for income tax purposes.

Pro forma information (unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and Quantum Circuits as if the acquisition had occurred on January 1, 2025. The unaudited pro forma information includes adjustments for items directly attributable to the acquisition, including incremental amortization expense related to acquired intangible assets of $0.7 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively, and non-recurring acquisition-related costs of $9.1 million assumed to have been incurred during the three months ended March 31, 2025. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the integration of Quantum Circuits. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred as of January 1, 2025.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Revenue	$2,858	$15,101
Loss from operations	(48,642)	(29,930)
Net loss	$(12,281)	$(24,096)
Net loss per share, basic and diluted	$(0.03)	$(0.08)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	369,791,095	296,850,818
Quantum Circuits Revenue and Net Loss
The following table represents Quantum Circuits's revenue and losses included in the Company's condensed consolidated statements of operations and comprehensive loss subsequent to the acquisition date of the Quantum Circuits acquisition (in thousands):

Period from January 20, 2026 through March 31, 2026
Revenue	$—
Net loss	$(7,161)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three Months Ended March 31,
	2026	2025
Type of products or services
System sales	$86	$12,647
QCaaS	1,759	1,533
Professional services	983	777
Other revenue*	30	44
Total revenue	$2,858	$15,001
Timing of revenue recognition
Revenue recognized over time	$2,817	$2,337
Revenue recognized at a point in time	41	12,664
Total revenue	$2,858	$15,001
*Other revenue includes support and maintenance and printed circuit board sales.
Geographic Information

The following table presents a summary of revenue by geography for the three months ended March 31, 2026 and 2025, based on customer location (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$1,690	$497
Japan	382	482
Germany	175	12,804
Canada	141	304
Other	470	915
Total revenue	$2,858	$15,001
"Other" includes the rest of Europe, the Middle East, the rest of Asia and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. In accordance with Company policy, the Company has not had any sales in China, Russia or Ukraine.
Significant customers
A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular period or ten percent of outstanding accounts receivable balance as of the period end.
The tables below present the significant customers on a percentage of total revenue basis for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Customer A	29%	—%
Customer B	—%	85%
As of each of March 31, 2026 and 2025, there were two and three significant customers, respectively, that comprised ten percent or more of outstanding accounts receivable balances.
Contract balances
The following table provides information about accounts receivable, contract assets and liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026	As of December 31, 2025
Trade accounts receivable and contract assets, net:
Trade accounts receivable, net of allowance for credit losses and excluding unbilled receivables	$8,326	$1,021
Unbilled receivable contract asset	585	566
Contract acquisition costs	4,189	940
Total contract assets	$13,100	$2,527

Contract liabilities:
Deferred revenue, current	$9,495	$2,778
Deferred revenue, non-current	2,081	560
Total contract liabilities	$11,576	$3,338

The allowance for credit losses related to trade accounts receivable was nominal as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, the Company recorded no write-offs of accounts receivable deemed uncollectible.
The revenue recognized in the condensed consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $1.4 million and $14.3 million for the three months ended March 31, 2026 and 2025, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$3,338	$19,356
Deferral of revenue	11,096	1,894
Recognition of deferred revenue	(2,858)	(15,001)
Balance at end of period	$11,576	$6,249
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
As of March 31, 2026, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $42.4 million, of which approximately 54% is expected to be recognized to revenue in the next 12 months and 71% is expected to be recognized to revenue in the next two years with the remainder to be recognized thereafter. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.
5. MARKETABLE INVESTMENT SECURITIES
The Company holds investments in U.S. government bonds, which are classified as available-for-sale. The following table presents the components of the Company's available-for-sale debt securities as of March 31, 2026 and December 31, 2025:

	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
As of March 31, 2026
U.S. government bonds	$250,197	$17	$(16)	$250,198
As of December 31, 2025
U.S. government bonds	$248,980	$154	$—	$249,134
During the three months ended March 31, 2026, there were no sales of available-for-sale debt securities.
As of March 31, 2026, the Company held $250.2 million of available-for-sale debt securities, all of which had contractual maturities of one year or less.
As of March 31, 2026, accrued interest receivable related to available-for-sale debt securities totaled $0.7 million, and was excluded from the disclosed amortized cost basis. Accrued interest receivable is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

6. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Raw materials	$2,915	$2,746
Work-in-process	—	30
Total inventories	$2,915	$2,776
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Prepaid services	$1,833	$1,339
Interest receivable	1,737	3,093
Prepaid software	1,214	1,550
Prepaid insurance	543	421
Prepaid rent	392	182
Other	1,169	803
Total prepaid expenses and other current assets	$6,888	$7,388

Other non-current assets, net
Other non-current assets, net consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Investment in equity securities	$4,232	$2,391
Deferred financing costs	742	725
Long-term deposits	279	251
Contract acquisition costs, net	4,189	940
Total	$9,442	$4,307
Equity Securities
During the three months ended March 31, 2026, an observable transaction occurred in the class of securities held by the Company in one of our privately-held equity investees. Consequently, the carrying value of the Company’s investment was adjusted based on the transaction price, resulting in a net gain of approximately $1.9 million, recorded in gain on investment in marketable securities, net on the condensed consolidated statements of operations and comprehensive loss.
Deferred financing costs
The deferred financing costs are deferred issuance costs related to the Equipment Financing Agreement. See Note 9 - Loans payable, net for additional information.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Accrued compensation and related benefits	$8,803	$10,348
Accrued professional services	2,841	4,086
Other accruals	3,816	1,404
Total accrued expenses and other current liabilities	$15,460	$15,838

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Quantum computer systems	$15,028	$15,028
Lab equipment	9,241	7,555
Computer equipment	4,055	5,659
Leasehold improvements	2,482	2,407
Furniture and fixtures	477	541
Construction-in-progress	4,445	2,514
Total property and equipment	35,728	33,704
Less: Accumulated depreciation	(20,662)	(25,863)
Total property and equipment, net	$15,066	$7,841
Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.8 million and $0.3 million, respectively.
8. INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Developed technology	$216,700	$—
Trademarks	450	—
Acquired software	501	1,335
Internally developed software	1,111	907
Other intangible assets	46	46
Total intangible assets	218,808	2,288
Less: Accumulated amortization	(3,529)	(1,373)
Total intangible assets, net	$215,279	$915
Intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 2.0 to 15.0 years, depending on the asset class, as described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. Amortization expense for the three months ended March 31, 2026 and 2025 was $3.0 million and immaterial, respectively.

Future Amortization
As of March 31, 2026, estimated future amortization expense is as follows (in thousands):

Amounts
2026 (remaining)	$11,244
2027	14,890
2028	14,576
2029	14,452
2030	14,447
Thereafter	145,196

9. LOANS PAYABLE, NET
Loans payable, net consisted of the following (in thousands):

	Effective Interest Rate	As of March 31, 2026	As of December 31, 2025
Loans payable, net, current:
Equipment Financing Term Loan, current	16.45%	$140	$134
Total loans payable, net, current		$140	$134
Loans payable, net, non-current:
SIF Loan	Variable[1]	$35,161	$35,525
Equipment Financing Term Loan, non-current		262	300
Total loans payable, net, non-current		$35,423	$35,825
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
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of March 31, 2026, the Company is not aware of any events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of March 31, 2026 and 2025, the Company calculated a weighted average effective interest rate for all tranches of 2.61% based on the most recent revenue projections at each reporting date.
The estimated fair value of the SIF Loan (Level 3) at March 31, 2026 was $17.2 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenues and the appropriate discount rate.
Equipment Financing Term Loan
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
A commitment fee of 1% of the total conditional commitment was paid to the financial institution providing the Equipment Financing Agreement (the "Lender") upon the initial draw. The Lender also received a ten-year warrant to purchase 21,563 Common Shares at an exercise price of $16.05 per share. A non-utilization fee of 3% will apply to the undrawn portion of the first $11.5 million as of the termination date (either February 1, 2027, or August 1, 2027, as applicable).
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
As of March 31, 2026, the Company had drawn $0.5 million under the Equipment Financing Agreement. The carrying amount of the outstanding equipment financing at March 31, 2026 was $0.4 million, measured at amortized cost. As of March 31, 2026, only a minimal portion of the deferred issuance costs had been reclassified to debt discount related to the initial draw and $0.7 million of deferred issuance costs remained unallocated.
The estimated fair value of the Equipment Financing Term Loan approximates its carrying value (Level 2) and was $0.4 million at March 31, 2026. The fair value of the Equipment Financing Term Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
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
There were no Public and Private Warrants outstanding at March 31, 2026.
D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the conversion ratio of 0.889657 (the "Conversion Ratio") established in the Merger. The warrants vest based on various contractual milestones. The warrant agreement was terminated on November 28, 2022. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable into 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of March 31, 2026, no additional Warrant Preferred Shares were vested or were probable of vesting.

Warrants Issued in Connection with Equipment Financing
In connection with the Equipment Financing Agreement, the Company issued warrants to purchase 21,563 Common Shares, as further described in Note 9 - Loans payable, net.
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
Share-based compensation awards are settled by issuing new shares.
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2025	3,608,170	1.90	6.36	87,511
Granted	592,392	2.64
Exercised	(45,537)	2.36
Forfeited and expired	(13,665)	3.19
Outstanding as of March 31, 2026	4,141,360	2.00	6.45	51,496
Options exercisable as of March 31, 2026	2,987,560	1.89	5.80	37,471
Options unvested as of March 31, 2026	1,153,800	2.27	8.13	14,025

Restricted stock unit awards
The following table summarizes the RSU activity and related information under the 2022 Plan:

	Number of RSUs	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2025	8,215,915	6.56
Granted	2,231,710	21.89
Forfeited and expired	(76,821)	20.05
Vested	(869,475)	4.14
Unvested as of March 31, 2026	9,501,329	10.28
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$185	$142
Research and development	4,573	1,454
General and administrative	1,990	1,817
Sales and marketing	1,271	580
Total stock-based compensation	$8,019	$3,993
During the three months ended March 31, 2026 and 2025, total compensation cost capitalized as part of property and equipment and intangible assets was $0.1 million and $0.1 million, respectively.
As of March 31, 2026, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $106.2 million. This amount is based on an estimated future forfeiture rate of 2.34% per year and will be recognized over a weighted-average period of approximately 3.2 years.
13. COMMITMENTS AND CONTINGENCIES
Lease obligations
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended March 31, 2026 and 2025, total operating lease costs were $1.0 million and $0.5 million, respectively.
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
As of March 31, 2026, the Company was not subject to any material litigation or pending litigation claims.

14. NET LOSS PER SHARE
The following tables set forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(18,357)	$(5,421)
Denominator:
Weighted-average common stock outstanding	367,473,219	286,420,374
Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.02)
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2026	2025
Public Warrants as converted to Common Shares (Note 11)	—	14,419,555
Private Warrants as converted to Common Shares (Note 11)	—	11,633,060
D-Wave Systems Warrant Preferred Shares as converted to Common Shares (Note 11)	1,155,713	1,155,713
Equipment Financing Agreement Warrant – Common Shares (Note 9)	21,563	—
Stock options issued and outstanding	4,141,360	10,952,867
Unvested restricted stock unit awards	9,501,329	11,242,942
Total	14,819,965	49,404,137
15. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one operating segment managed on a consolidated basis. The financial information regularly reviewed by the Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), is presented on the same basis as the Company's consolidated financial statements. The measure of profit or loss used by the CODM to allocate resources and assess performance is consolidated net loss. Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the consolidated statements of operations and comprehensive loss. The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM reviews total assets to assess the Company's financial position and resource allocation. The CODM also reviews forward-looking expense information contained in budgets and operating plans to manage operations and allocate resources.
See the condensed consolidated financial statements and accompanying footnotes for consolidated net loss, total expenditures for additions to long-lived assets, total assets and other financial information regarding the Company’s single operating segment. See Note 4 - Revenue from contracts with customers for additional information about revenue by geography.
The following table sets forth the long-lived assets, consisting of property and plant, net, and operating lease right-of-use assets, by geographic area as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Canada	$15,611	$13,802
United States	9,759	515
Other	27	42
Total long-lived assets	$25,397	$14,359

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in Part I, Item I of this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including risks described in this Report, and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. In this section, unless otherwise specified, the terms “we”, “our”, “us”, D-Wave" or the "Company" refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the Merger (the "Closing") while "D-Wave Systems" refers to D-Wave Systems Inc. prior to the Closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview
We are focused on the development and delivery of quantum computing systems, software, and services. We are the world’s first commercial supplier of quantum computers, and the first to offer dual-platform quantum computing products and services, spanning both annealing and gate-model quantum computing technologies. Our superconducting quantum computers provide sub-second response times and can be deployed on-premises or accessed through our LeapTM quantum cloud service (the "Leap service"), which offers 99.9% availability and uptime. Customers apply our technology to address use cases spanning optimization, artificial intelligence, research and more. Our current sixth-generation annealing quantum computing system is named Advantage2.
Our business model is focused on generating revenue from providing customers access to our quantum computing systems via the cloud in the form of quantum computing as a service ("QCaaS") products, providing professional services wherein we assist our customers in identifying and implementing quantum computing applications, and selling our quantum computer systems to customers.
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
During the three months ended March 31, 2026 and 2025, we generated revenue totaling $2.9 million and $15.0 million, respectively. We have incurred significant operating losses since inception. For the three months ended March 31, 2026 and 2025, our operating losses were $54.7 million and $11.3 million, respectively, and our net losses were $46.8 million and $5.4 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of March 31, 2026, we had an accumulated deficit of $1.0 billion.
Acquisition of Quantum Circuits, Inc.
On January 20, 2026, we completed the acquisition (the "Acquisition") of all of the issued and outstanding equity of Quantum Circuits, Inc. (“Quantum Circuits”), pursuant to the Agreement and Plan of Merger, dated January 6, 2026, by and among the Company, Quantum Circuits, Quest Acquisition Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quest Acquisition Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the Securityholders (as defined therein) (the "Acquisition Agreement"). The aggregate consideration (the "Acquisition Consideration") delivered at the closing of the Acquisition consisted of 10,430,444 Common Shares (the “Stock Consideration”) and $250,000,000 in cash, subject to a net debt adjustment and such other adjustments as set forth in the Acquisition Agreement. The issuance and sale of the Stock Consideration was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act, Regulation D and/or Regulation S promulgated under the Securities Act. In accordance with the Acquisition Agreement, we assumed outstanding unvested options to purchase shares of Quantum Circuits common stock and adjusted such assumed options into options to purchase our Common Shares. Vested options and warrants to purchase Quantum Circuits common stock were cancelled in exchange for a pro rata portion of the Acquisition Consideration, subject to the adjustments described in the Acquisition Agreement.
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

Macroeconomic Environment
Unfavorable conditions in the economy in the United States, Canada and abroad, including conditions resulting from changes in inflationary pressure, gross domestic product growth, financial and credit market fluctuations, banking collapses and related uncertainty, international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, warfare and terrorist attacks on the United States, Europe or elsewhere, including military actions affecting the Middle East, Israel, Russia, Ukraine, Venezuela, or elsewhere, could cause a decrease in business investments in our products and negatively affect the growth of our business and our results of operations. However, to date, these unfavorable conditions have not affected our business.
Key Components of Results of Operations
Revenue
We currently generate our revenue through subscription sales to access our Leap service, professional services related to the development and implementation of quantum computing applications and delivery of quantum computing application training. The Company also sells its superconducting annealing quantum computer systems to customers. QCaaS revenue is recognized on a ratable basis over the contract term, which generally ranges from one month to two years. Professional services revenue is recognized over time on a percentage of completion basis using the costs incurred input measure of progress.
Revenue from quantum computing system sales is recognized over time during the installation period using an input method, with progress measured based on costs incurred to date relative to total estimated costs, a percentage-of-completion approach, as the Company concludes that the criteria for over-time revenue recognition under ASC 606 are met. Revenue from system upgrade projects is also recognized over time using an input method, measuring progress based on costs incurred to date relative to total estimated costs. This approach is applied to system sales and upgrade projects that span multiple reporting periods and meet the criteria for over-time revenue recognition in accordance with ASC 606. Both revenue from quantum computing system sales and revenue from system upgrade projects are classified within system sales in our financial statements.
While we expect QCaaS revenue to increase over time both in dollar terms and as a share of total revenue, excluding system sales, fluctuations in professional services revenue may affect our overall product mix in any given reporting period. This expected trend reflects our continued efforts to promote our Leap service by supporting customers through the development and deployment of quantum applications through our professional service organization. Customers often engage with our professional service team to gain the knowledge and support needed to effectively use our Leap service. We continue to view professional services as a strategic enabler for long-term QCaaS growth. Meanwhile, quantum computing system revenue may impact our overall product mix in periods when recognized, although this revenue is expected to remain irregular and intermittent.
Cost of Revenue
Our cost of revenue consists of all direct and indirect expenses related to providing our QCaaS offering and delivering our professional services, such as personnel-related expenses, including stock-based compensation, costs associated with maintaining the Leap service on which we provide the QCaaS product and depreciation and amortization related to our quantum computing systems and related software.
Cost of revenue for quantum computing systems includes direct manufacturing costs, such as materials and labor for system production, as well as expenses related to installation, maintenance, and support. Additionally, it includes shipping and handling costs associated with delivering the systems. These costs are also expensed as incurred.
We expect our total cost of revenue to trend upward in absolute dollars in future periods, corresponding to our anticipated growth in revenue and the higher costs that are necessary to support our customers, maintain the Leap service, operate our quantum computing systems, and deliver our professional services. Over the long term, we expect QCaaS to become a larger component of our revenue mix and gross margin to improve, reflecting the lower delivery costs of QCaaS relative to professional services. In addition, our revenue mix may also shift toward quantum computing system sales in certain periods. As a result, gross margins may fluctuate depending on the relative contribution of QCaaS, system sales, and professional services in a given period.
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
We expect our research and development expenses will trend upward on an absolute dollar basis for the foreseeable future as we continue to invest in research and development efforts to enhance the performance of our annealing quantum computers, further develop our gate-model quantum computer, advance our superconducting bump bond process, upgrade our printed circuit board packaging manufacturing, and broaden the functionality and improve the reliability, availability and scalability of our Leap service. If in the future we receive government grants and research incentives, which have historically offset a portion of research and development costs, these costs could decrease in absolute dollars. Also, non-cash stock-based compensation expenses may cause upward and downward fluctuations in these costs from time to time.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,		Variance
(In thousands, except share and per share data)	2026	2025	Amount	%
Revenue	$2,858	$15,001	$(12,143)	(81)%
Cost of revenue	1,040	1,124	(84)	(7)%
Total gross profit	1,818	13,877	(12,059)	(87)%
Operating expenses:
Research and development	25,793	10,288	15,505	151%
General and administrative	20,275	7,957	12,318	155%
Sales and marketing	10,477	6,923	3,554	51%
Total operating expenses	56,545	25,168	31,377	125%
Loss from operations	(54,727)	(11,291)	(43,436)	385%
Other income (expense), net:
Interest income	5,785	3,099	2,686	87%
Interest expense	(259)	(226)	(33)	15%
Gain on investment in marketable securities, net	1,880	—	1,880	n/a
Change in fair value of warrant liabilities	—	3,943	(3,943)	(100)%
Other income (expense), net	512	(946)	1,458	154%
Total other income, net	7,918	5,870	2,048	35%
Loss before income taxes	$(46,809)	$(5,421)	$(41,388)	763%
Income tax benefit, net	28,452	—	28,452	n/a
Net loss	$(18,357)	$(5,421)	$(12,936)	239%
Foreign currency translation adjustment	18	498	(480)	(96)%
Unrealized losses on available-for-sale securities	(153)	—	(153)	n/a
Net comprehensive loss	$(18,492)	$(4,923)	$(13,569)	276%
Revenue
Revenue decreased by $12.1 million, or 81%, to $2.9 million for the three months ended March 31, 2026 as compared to $15.0 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease in system sales of $12.6 million, partially offset by an increase in QCaaS revenue of $0.2 million and an increase in professional service revenue of $0.2 million. The decrease in system sales was primarily due to the timing of revenue recognition, as $12.6 million of system sales was recognized in the three months ended March 31, 2025, with no comparable system sales recognized in the current period.
Cost of Revenue
Cost of revenue decreased by $0.1 million, or 7%, to $1.0 million for the three months ended March 31, 2026 as compared to $1.1 million for the three months ended March 31, 2025. The decrease in cost of revenue was primarily due to a decrease in system sales-related costs.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $15.5 million, or 151%, to $25.8 million for the three months ended March 31, 2026 compared to $10.3 million for the three months ended March 31, 2025. The increase was primarily driven by increases in personnel costs of $5.8 million, stock-based compensation expense of $3.1 million and fabrication costs of $2.6 million.

General and Administrative Expenses
General and administrative expenses increased by $12.3 million, or 155%, to $20.3 million for the three months ended March 31, 2026 as compared to $8.0 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in professional fees of $6.7 million (largely comprised of transaction expenses from the Acquisition), an increase in personnel expenses of $2.5 million and acquisition-related insurance expenses of $1.8 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.6 million, or 51%, to $10.5 million for the three months ended March 31, 2026 as compared to $6.9 million for the three months ended March 31, 2025. The increase was primarily driven by increases in marketing expenses of $1.3 million, personnel costs of $1.0 million and stock-based compensation expense of $0.7 million.
Other Income (Expense), net
Interest income
Interest income increased by $2.7 million, or 87%, to $5.8 million for the three months ended March 31, 2026 as compared to $3.1 million for the three months ended March 31, 2025. The increase was driven primarily by interest earned on higher cash and cash equivalent balances and the Company’s investment in short-term government debt.
Interest Expense
Interest expense increased modestly to $0.3 million for the three months ended March 31, 2026 as compared to $0.2 million for the three months ended March 31, 2025.
Gain on investment in marketable securities, net
Gain on investment in marketable securities, net was a gain of $1.9 million for the three months ended March 31, 2026 as compared to no gain or loss for the three months ended March 31, 2025. The gain in the current period was attributable to an observable price change resulting from a third-party transaction involving the Company’s investment in a privately-held company. Accordingly, the carrying value of the investment was adjusted based on the transaction price, resulting in a net gain. There was no similar activity for the three months ended March 31, 2025.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities was zero for the three months ended March 31, 2026 as compared to a decrease of $3.9 million for the three months ended March 31, 2025. The fair value of the warrant liabilities varied primarily with the trading price of the Public Warrants, which were listed on the New York Stock Exchange. The trading price of the Public Warrants decreased during the three months ended March 31, 2025, generally in line with the decline in the trading price of the Common Shares, resulting in a corresponding decrease in the fair value of the warrant liabilities. The Company had no Public Warrants outstanding following the redemption of all remaining warrants on November 19, 2025 pursuant to the Warrant Agreement.
Other income (expense), net
Other income (expense), net increased by $1.5 million or 154%, to a net other expense of $0.5 million for the three months ended March 31, 2026 as compared to a net other income of $0.9 million for the three months ended March 31, 2025. The increase was primarily driven by the impact of net foreign exchange gain of $1.4 million driven by appreciation of the U.S. Dollar against certain foreign currencies.
Income tax benefit, net
Income tax benefit, net was $28.5 million for the three months ended March 31, 2026 as compared to zero for the three months ended March 31, 2025. The increase was primarily driven by deferred tax liabilities assumed in connection with the Quantum Circuits acquisition. The deferred tax liabilities provided an additional source of taxable income required to utilize existing deferred tax assets, which resulted in the partial release of the valuation allowance against the deferred tax assets.
Liquidity and Capital Resources
The Company has historically raised capital through equity issuances, including at-the-market (“ATM”) offerings, a purchase agreement with Lincoln Park, and warrant exercises.

As of December 31, 2025, the Company had completed all issuances under its prior equity programs, including the Lincoln Park purchase agreement and its ATM sales agreements. During the year ended December 31, 2025, the Company received significant net proceeds from these programs, as well as from warrant exercises, which strengthened its liquidity position.
The Company had no Public Warrants outstanding as of March 31, 2026 following the redemption of all remaining warrants in November 2025 pursuant to the Warrant Agreement.
In addition, the Company entered into the Equipment Financing Agreement in August 2025, which provides a conditional commitment of up to $13.8 million to finance certain capital equipment purchases. Refer to Note 9 - Loans payable, net to the condensed consolidated financial statements for additional information.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating Activities	$(44,960)	$(19,279)
Investing Activities	(252,065)	(498)
Financing Activities	(143)	145,620
Effect of exchange rate changes on cash and cash equivalents	18	498
Net increase (decrease) in cash and cash equivalents	$(297,150)	$126,341
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
For the three months ended March 31, 2026, net cash used in operating activities was $45.0 million, an increase of $25.7 million from $19.3 million for the three months ended March 31, 2025. The change is primarily due to an increase in net loss of $12.9 million, offset by an increase in cash released from working capital of $8.3 million (primarily related to the recognition of deferred revenue) and a decrease in noncash items added back to net loss of $21.0 million (primarily related to higher deferred income tax, stock-based compensation and depreciation and amortization).
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 was $252.1 million, an increase of $251.6 million from $0.5 million for the three months ended March 31, 2025. The increase primarily reflects cash consideration for the Acquisition of $250.8 million during the three months ended March 31, 2026, which did not occur during the three months ended March 31, 2025.
Cash Flows Provided by Financing Activities
Net cash used by financing activities during the three months ended March 31, 2026 was $0.1 million, as compared to net cash provided by financing activities of $145.6 million for the three months ended March 31, 2025. The change is primarily due to a decrease in proceeds from the issuance of Common Shares pursuant to at-the-market offerings of $146.1 million.

Contractual Obligations and Commitments
As of March 31, 2026, there have been no material changes with regard to contractual obligations from those disclosed in our "Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Estimates
There have been no material changes to our critical accounting policies from those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Issued and Adopted Accounting Standards
A discussion of recent accounting pronouncements is included in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. International revenues and foreign-denominated monetary assets and liabilities expose us to the risk of fluctuations in foreign exchange rates against the U.S. dollar. Our principal currency exposure is to the Canadian dollar, with smaller exposures to the British pound, Euro, and Japanese yen. Considering historical trends in foreign exchange rates, we determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced. We performed a sensitivity analysis on our foreign currency exposures to estimate the potential impact of this adverse 10% change. The estimated effects on our financial position would be as follows (in thousands):

	Impact	As of March 31, 2026
Foreign denominated monetary assets and liabilities	OI&E	$(4,631)
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $588.4 million as of March 31, 2026. We hold our cash and cash equivalents for working capital and general corporate purposes. Our cash and cash equivalents are held in cash and checking deposits, money market funds, and U.S. government securities. Our investments are held in short-term U.S. government securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increased risk. To achieve this objective, we invest in highly liquid securities depending on our strategic cash needs. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. Further, in the event of a significant decline in interest rates, we would consider taking actions to mitigate our exposure to the change.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the closing of the Acquisition on January 20, 2026, we issued 10,430,444 Common Shares as Stock Consideration pursuant to the Acquisition Agreement. The issuance and sale of the Stock Consideration was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act, Regulation D and/or Regulation S promulgated under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
From time to time, some of the Company’s directors or executive officers may determine that it is advisable to diversify their investments for personal financial planning reasons or may seek liquidity for other reasons and may sell Common Shares. To effect such sales, from time to time, some of the Company’s directors or executive officers may enter into trading plans that are designed to comply with the Company’s Amended and Restated Securities Trading Policy and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.
During the three months ended March 31, 2026, the following director and executive officer of the Company adopted a "Rule 10b5-1 trading arrangement", as such term is defined under Item 408 of Regulation S-K:

Name and Title of Director or Executive Officer	Date of Adoption	Expiration Date of Trading Arrangement[1]	Aggregate Number of Securities to be Sold
Alan Baratz, Director, President & Chief Executive Officer	March 2, 2026	June 7, 2027	Up to 946,022 Common Shares
1 The trading arrangement may end earlier if all transactions under the trading arrangement are completed prior to the expiration date.
During the three months ended March 31, 2026, none of the Company's other directors or executive officers adopted a "Rule 10b5-1 trading arrangement," and none of the Company’s directors or executive officers modified or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger by and among D-Wave Quantum Inc., Quantum Circuits, Inc., Quest Acquisition Merger Sub I, Inc., Quest Acquisition Merger Sub II Inc. and Shareholder Representative Services LLC, dated January 6, 2026.	D-Wave Quantum Inc.	8-K	2.1	January 7, 2026
10.1	Form of Lock-Up Agreement, dated as of January 6, 2026.	D-Wave Quantum Inc.	8-K	10.1	January 7, 2026
10.2	Registration Rights Agreement, dated as of January 20, 2026, by and between D-Wave Quantum Inc. and the Securityholders identified therein.	D-Wave Quantum Inc.	8-K	10.1	January 20, 2026
10.3†	Office Lease, dated as of January 27, 2026, by and between G&I X BRIC Fee Owner LLC and D-Wave Commercial Inc.	D-Wave Quantum Inc.	10-K	10.77	February 26, 2026
10.4†
Short Term Lease Agreement, dated as of April 25, 2018, by and between WE 150 Munson LLC and Quantum Circuits, Inc., as amended by Amendment No. 1 thereto, dated as of October 19, 2021 and Amendment No. 2 thereto, dated as of December 30, 2024.

10.5†	Amendment No. 3 to Lease, dated as of March 25, 2026, by and between WE 150 Munson LLC and Quantum Circuits, LLC, and D-Wave Commercial Inc., as Assignee.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

D-Wave Quantum Inc.

May 12, 2026	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)