Form 10-Q
period 2026-06-30
D-Wave Quantum Inc.
filed 2026-08-06
CIK 1907982

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ and ____________

Commission File Number: 001-41468

________________________
D-WAVE QUANTUM INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	88-1068854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2650 East Bayshore Road, Palo Alto, California	94303
(Address of Principal Executive Offices)	(Zip Code)
(650) 285-2881
(Registrant's telephone number, including area code)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	QBTS	The Nasdaq Stock Market LLC
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 5, 2026, there were 369,263,837 outstanding shares of the registrant’s common stock, par value $0.0001 per share. In addition, there were 3,176,096 exchangeable shares outstanding as of August 5, 2026, which are convertible into shares of common stock on a one for one basis at any time for no consideration.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including statements relating to our ability to help customers realize value from quantum computing, development of annealing and gate-model systems and extension of the capabilities of our hybrid and classical solvers, enterprise-scale adoption of quantum computing, statements relating to our development and commercialization plans, dual-platform roadmap and milestones, and plans to accelerate the projected time to a scaled, error-corrected gate-model quantum computer, among others. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “believe,” “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “trend,” “estimate,” “predict,” “project,” “potential,” “seem,” “seek,” “future,” “outlook,” “forecast,” “projection,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. We caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, which are subject to a number of risks. Factors that might cause or contribute to a material difference include those risks discussed below, in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements in making an investment decision with respect to our securities. These forward-looking statements are not intended to serve as, and must not be relied on as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability regarding future performance, events or circumstances. Many of the factors affecting actual performance, events and circumstances are beyond our control. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. All forward-looking statements set forth in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our most recent Annual Report on Form 10-K. These forward-looking statements are based on information available as of the date of this Report and current expectations, forecasts and assumptions, involve a number of judgments, risks and uncertainties, and are not predictions of actual performance. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I - Financial Information
Item 1. Financial Statements

D-Wave Quantum Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$296,642	$635,347
Marketable investment securities	249,573	249,134
Trade accounts receivable, net of allowance for credit losses of $1 and $176	2,019	1,587
Inventories	3,488	2,776
Prepaid expenses and other current assets	8,872	7,388
Total current assets	560,594	896,232
Property and equipment, net	22,076	7,841
Operating lease right-of-use assets	12,042	6,518
Intangible assets, net	211,816	915
Goodwill	342,588	—
Other non-current assets, net	9,314	4,307
Total assets	$1,158,430	$915,813

Liabilities and stockholders' equity
Current liabilities:
Trade accounts payable	$4,521	$950
Accrued expenses and other current liabilities	12,135	15,838
Current portion of operating lease liabilities	1,250	1,448
Loans payable, net, current	146	134
Deferred revenue, current	9,234	2,778
Total current liabilities	27,286	21,148
Operating lease liabilities, net of current portion	11,826	6,050
Loans payable, net, non-current	34,886	35,825
Deferred revenue, non-current	1,322	560
Total liabilities	75,320	63,583

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock, par value $0.0001 per share; 675,000,000 shares authorized at both June 30, 2026 and December 31, 2025; 372,011,420 shares and 358,741,605 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	37	35
Additional paid-in capital	2,140,499	1,843,218
Accumulated deficit	(1,048,387)	(982,002)
Accumulated other comprehensive loss	(9,039)	(9,021)
Total stockholders' equity	1,083,110	852,230
Total liabilities and stockholders’ equity	$1,158,430	$915,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$3,076	$3,095	$5,934	$18,096
Cost of revenue	1,372	1,119	2,412	2,243
Total gross profit	1,704	1,976	3,522	15,853
Operating expenses:
Research and development	28,239	12,694	54,032	22,982
General and administrative	15,388	9,151	35,663	17,108
Sales and marketing	11,355	6,633	21,832	13,556
Total operating expenses	54,982	28,478	111,527	53,646
Loss from operations	(53,278)	(26,502)	(108,005)	(37,793)
Other income (expense), net:
Interest income	5,028	4,311	10,813	7,410
Interest expense	(255)	(206)	(514)	(432)
Gain on investment in marketable securities, net	—	—	1,880	—
Change in fair value of warrant liabilities	—	(142,048)	—	(138,105)
Other income (expense), net	485	(2,884)	997	(3,830)
Total other income (expense), net	5,258	(140,827)	13,176	(134,957)
Loss before income taxes	(48,020)	(167,329)	(94,829)	(172,750)
Income tax benefit (provision), net	(8)	—	28,444	—
Net loss	$(48,028)	$(167,329)	$(66,385)	$(172,750)
Net loss per share, basic and diluted	$(0.13)	$(0.55)	$(0.18)	$(0.59)
Weighted-average shares used in computing net loss per share, basic and diluted	370,840,115	302,288,793	369,165,968	294,398,419

Comprehensive loss:
Net loss	$(48,028)	$(167,329)	$(66,385)	$(172,750)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	140	787	158	1,285
Unrealized losses on available-for-sale securities	(7)	—	(160)	—
Reclassification adjustment for realized gains (losses) included in net income	(16)	—	(16)	—
Total other comprehensive income (loss), net of tax	117	787	(18)	1,285
Net comprehensive loss	$(47,911)	$(166,542)	$(66,403)	$(171,465)

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2026
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at March 31, 2026	370,038,436	$37	$2,133,730	$(1,000,359)	$(9,156)	$1,124,252
Issuance of common stock in connection with the Employee Stock Purchase Plan	40,686	—	724	—	—	724
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	1,932,298	—	1,520	—	—	1,520
Stock-based compensation	—	—	11,410	—	—	11,410
Tax withholding related to vesting of restricted stock units	—	—	(6,885)	—	—	(6,885)
Other comprehensive loss	—	—	—	—	117	117
Net loss	—	—	—	(48,028)	—	(48,028)
Balances at June 30, 2026	372,011,420	$37	$2,140,499	$(1,048,387)	$(9,039)	$1,083,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2025
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at March 31, 2025	291,351,403	$29	$849,733	$(632,361)	$(10,012)	$207,389
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	3,873,113	—	37,787	—	—	37,787
Issuance of common stock in at-the-market offerings, net of issuance costs	26,344,831	3	390,630	—	—	390,633
Issuance of common stock in connection with the Employee Stock Purchase Plan	95,331	—	291	—	—	291
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	5,614,895	—	6,837	—	—	6,837
Issuance of common stock in connection with exercise of warrants	12,558,077	1	216,255	—	—	216,256
Stock-based compensation	—	—	6,750	—	—	6,750
Tax withholding related to vesting of restricted stock units	—	—	(5,147)	—	—	(5,147)
Foreign currency translation adjustment, net of tax	—	—	—	—	787	787
Net loss	—	—	—	(167,329)	—	(167,329)
Balances at June 30, 2025	339,837,650	$33	$1,503,136	$(799,690)	$(9,225)	$694,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2026
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balances at December 31, 2025	358,741,605	$35	$1,843,218	$(982,002)	$(9,021)	$852,230
Equity issued as consideration for acquisition, net	10,430,444	2	282,274	—	—	282,276
Issuance of common stock in connection with the Employee Stock Purchase Plan	40,686	—	724	—	—	724
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	2,798,685	—	1,614	—	—	1,614
Stock-based compensation	—	—	19,554	—	—	19,554
Tax withholding related to vesting of restricted stock units	—	—	(6,885)	—	—	(6,885)
Other comprehensive loss	—	—	—	—	(18)	(18)
Net loss	—	—	—	(66,385)	—	(66,385)
Balances at June 30, 2026	372,011,420	$37	$2,140,499	$(1,048,387)	$(9,039)	$1,083,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2025
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2024	266,595,867	$27	$700,069	$(626,940)	$(10,510)	$62,646
Issuance of common stock in connection with the Lincoln Park Purchase Agreement	3,873,113	—	37,787	—	—	37,787
Issuance of common stock in at-the-market offerings, net of issuance costs	50,948,852	5	536,736	—	—	536,741
Issuance of common stock in connection with the Employee Stock Purchase Plan	95,331	—	291	—	—	291
Issuance of common stock in connection with exercise of stock options and vesting of RSUs	5,766,016	—	6,860	—	—	6,860
Issuance of common stock in connection with exercise of warrants	12,558,471	1	216,261	—	—	216,262
Stock-based compensation	—	—	10,796	—	—	10,796
Tax withholding related to vesting of restricted stock units	—	—	(5,664)	—	—	(5,664)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,285	1,285
Net loss	—	—	—	(172,750)	—	(172,750)
Balance at June 30, 2025	339,837,650	$33	$1,503,136	$(799,690)	$(9,225)	$694,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

D-Wave Quantum Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(66,385)	$(172,750)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,536	714
Deferred income taxes	(28,365)	—
Stock-based compensation	19,132	10,664
Amortization of operating right-of-use assets	699	346
Provision for excess and obsolete inventory	(103)	—
Non-cash interest income	1,262	—
Non-cash interest expense	467	387
Change in fair value of warrant liabilities	—	138,105
Gain on marketable equity securities	(1,880)	—
Unrealized foreign exchange loss (gain)	(1,740)	1,998
Other noncash items	—	267
Change in operating assets and liabilities:
Trade accounts receivable	(432)	(57)
Inventories	(2,605)	(762)
Prepaid expenses and other current assets	(455)	(1,368)
Trade accounts payable	(975)	416
Accrued expenses and other current liabilities	(4,371)	2,695
Deferred revenue	7,218	(13,796)
Operating lease liability	(332)	(344)
Other non-current assets, net	(3,134)	(1,080)
Net cash used in operating activities	(73,463)	(34,565)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(252,821)	—
Purchase of property and equipment	(5,521)	(1,187)
Purchases of marketable debt securities	(149,117)	—
Maturities of marketable debt securities	147,241	—
Proceeds from recovery of previously written-off convertible note	—	959
Expenditures for internal-use software	(363)	(129)
Net cash used in investing activities	(260,581)	(357)
Cash flows from financing activities:
Proceeds from the issuance of common stock pursuant to the Lincoln Park Purchase Agreement	—	37,787
Proceeds from the issuance of common stock in at-the-market offerings, net of issuance costs	—	536,741
Proceeds from issuance of common stock upon exercise of warrants	—	99,319
Proceeds from the issuance of common stock upon exercise of stock options	1,614	6,860
Proceeds from common stock issued under the Employee Stock Purchase Plan	724	291
Payment of tax withheld pursuant to stock-based compensation settlements	(6,885)	(5,664)
Repayments on TPC loan	—	(365)
Repayment of the Equipment Financing Term Loan	(69)	—
Payments of equity issuance costs	(203)	—
Net cash provided by (used in) financing activities	(4,819)	674,969
Effect of exchange rate changes on cash and cash equivalents	158	1,285
Net increase (decrease) in cash and cash equivalents	(338,705)	641,332
Cash and cash equivalents at beginning of period	635,347	177,980
Cash and cash equivalents at end of period	$296,642	$819,312

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$33	$—
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for acquisition of business	$282,479	$—
Capitalized stock-based compensation	$422	$132
Inventory applied to capital projects	$1,996	$—
Reclassification of warrant liability to equity upon exercise	$—	$116,943
Operating lease right-of-use assets exchanged for new operating lease obligations	$6,131	$—
Purchases of property and equipment included in accounts payable	$3,133	$—
Unrealized gains (losses) on available-for-sale securities included in other comprehensive loss	$160	$—
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
D-Wave is focused on the development and delivery of quantum computing systems, software, and services. The Company is the world’s first commercial supplier of quantum computers, and the first to offer dual-platform quantum computing products and services, spanning both annealing and gate-model quantum computing technologies. The Company’s superconducting quantum computers provide sub-second response times and can be deployed on-premises or accessed through its LeapTM quantum cloud service (the “Leap service”), which offers 99.9% availability and uptime. Customers apply D-Wave’s technology to address use cases spanning optimization, artificial intelligence, research and more. The Company's current sixth-generation annealing quantum computing system is named Advantage2TM.
D-Wave has four operating facilities, which it leases, in North America. These facilities are located in Burnaby, British Columbia, Richmond, British Columbia, Palo Alto, California, and New Haven, Connecticut.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited interim condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the United States Securities and Exchange Commission (“SEC”). In the opinion of the Company, the unaudited financial information for the interim periods presented reflects all adjustments, which are normal and recurring, necessary for a fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows. Interim results should not be regarded as indicative of results that may be expected for any other period or the entire fiscal year.
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

Use of estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. The most significant estimates and assumptions are used in determining: (i) inputs used to recognize revenue over time relating to costs estimated to complete the remaining performance obligations, (ii) standalone selling prices, (iii) fair value of financial instruments, (iv) long term revenue forecasts used in the accounting for the SIF Loan (see below and Note 9 for further information), (v) fair value of assets and liabilities acquired in business combinations, and (vi) asset impairment testing, including long-lived, intangible assets, and goodwill (tested at the reporting unit level). These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience.
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
Sales of future revenues
On November 20, 2020, the Company entered into an agreement with the Canada Strategic Innovation Fund (“SIF”), wherein SIF committed to providing a conditionally repayable loan to the Company in the amount of up to C$40.0 million (the “SIF Loan”). The SIF Loan is conditionally repayable according to a revenue-based formula. See Note 9 - Loans payable, net for additional information concerning the SIF Loan.
The accounting treatment for the SIF Loan considers the ”sale of future revenues” guidance promulgated by ASC 470-10-25. The debt arising from the SIF Loan was recorded at face value and will be amortized using the effective interest method, leading to the accrual of interest expenses over the estimated term of the SIF Loan. The amortization schedule is based on projected cash flows derived from the Company's long-term revenue forecast. Subsequent changes in forecasted cash flows will be accounted for under the catch-up method, which entails adjusting the accrued interest portion of the principal balance through earnings to reflect the currently projected effective interest rate. The liability is classified as non-current, as the current forecast indicates that repayments will not commence within the 12 months following the balance sheet date.
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
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. No assets or liabilities were classified as Level 3 during the six months ended June 30, 2026 or 2025.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and indicates the place in the fair value hierarchy of the valuation inputs the Company utilized to determine each such fair value (in thousands):

Description	Level	As of June 30, 2026
Assets:
U.S. government bonds	1	$149,573
Time deposits	2	$100,000
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
To support this core principle, the Company applies the following five step approach:
Step 1: Identify the contract with the customer
The Company executes signed contracts with customers for services sold through either its direct sales force or various reseller channels. Payment terms vary by arrangement and may include net 30 to 60-day terms, milestone billings, advance payments, and installment payments.
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
The Company assesses whether the contract contains a significant financing component by considering the difference between the promised consideration and the cash selling price of the promised goods or services, the timing of payments relative to transfer of control, the reason for that timing difference, and the discount rate that would apply in a separate financing transaction between the parties at contract inception. The Company has elected the practical expedient that permits an entity not to recognize a significant financing component if the time between the transfer of a good or service and payment is one year or less. When a significant financing component exists, the Company adjusts the transaction price to reflect the cash selling price of the promised goods or services and recognizes the financing effect separately from revenue using the effective-interest method.
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
The Company’s training performance obligations are satisfied at a point in time when control of the service transfers from the Company to the customer.
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
Cost of revenue for quantum computing systems includes direct manufacturing costs, such as materials and labor for system production, as well as expenses related to installation, calibration, warranty, and support. Additionally, it includes shipping and handling costs associated with delivering the systems.
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
Net loss per share
Basic net loss per common share is computed by dividing the net loss available to common stockholders (the numerator) by the weighted-average number of shares of common stock, par value $0.0001 per share (“Common Shares”) outstanding (the denominator) during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders adjusted by any preferred stock dividends declared during the period by the weighted average number of Common Shares and potential Common Shares outstanding when the impact is not antidilutive. Contingently issuable shares are included in basic Earnings Per Share (“EPS”) only when there is no circumstance under which those shares would not be issued. Shares issuable for little or no cash consideration are considered outstanding Common Shares and included in the computation of basic EPS.
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

3. BUSINESS COMBINATION
On January 20, 2026, the Company completed the acquisition of all of the issued and outstanding equity interests of Quantum Circuits, a privately held developer of superconducting gate-model quantum computing technology, pursuant to the Agreement and Plan of Merger dated January 6, 2026. The acquisition is intended to enhance the Company’s gate-model quantum computing capabilities by adding Quantum Circuits' dual-rail qubit technology and related intellectual property, together with complementary error-detection capabilities, to the Company’s scalable control systems, cryogenic infrastructure and cloud platform. The acquisition has been accounted for as a business combination under ASC 805, Business Combinations, with the Company identified as the accounting acquirer.
The Company incurred total acquisition-related costs of $12.2 million, including $2.9 million incurred during the year ended December 31, 2025. These costs were accounted for separately from the business combination and expensed as incurred in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Seller transaction expenses reimbursed by the Company were included in consideration transferred, while severance-related payments were recognized separately in post-combination compensation expense. In addition, the portion of replacement awards attributable to post-combination service will be recognized as compensation expense over the remaining service period.
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

Pro forma information (unaudited)
The following unaudited pro forma financial information presents the combined results of operations of the Company and Quantum Circuits as if the acquisition had occurred on January 1, 2025. The unaudited pro forma information includes adjustments for items directly attributable to the acquisition, including incremental amortization expense related to acquired intangible assets of $0.7 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively, and non-recurring acquisition-related costs of $9.3 million assumed to have been incurred during the six months ended June 30, 2025. The unaudited pro forma results do not reflect any operating efficiency or potential cost savings which may result from the integration of Quantum Circuits. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operation of the combined company would have been if the acquisition had occurred as of January 1, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$3,076	$3,195	$5,934	$18,296
Loss from operations	(53,278)	(35,730)	(101,920)	(65,660)
Net loss	$(47,844)	$(176,586)	$(60,125)	$(200,682)
Net loss per share, basic and diluted	$(0.13)	$(0.56)	$(0.16)	$(0.66)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	370,840,115	312,719,237	370,318,503	304,828,863
Quantum Circuits Revenue and Net Loss
The following table represents Quantum Circuits' revenue and losses included in the Company's condensed consolidated statements of operations and comprehensive loss subsequent to the Quantum Circuits acquisition date (in thousands):

Period from January 20, 2026 through June 30, 2026
Revenue	$250
Net loss	$(15,986)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of revenue
Nature of Products and Services
The following table depicts the disaggregation of revenue by type of products or services and timing of transfer of products or services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Type of products or services
System sales	$255	$1,025	$341	$13,672
QCaaS	1,860	1,241	3,619	2,774
Professional services	929	785	1,912	1,562
Other revenue*	32	44	62	88
Total revenue	$3,076	$3,095	$5,934	$18,096
Timing of revenue recognition
Revenue recognized over time	$2,797	$3,082	$5,614	$5,419
Revenue recognized at a point in time	279	13	320	12,677
Total revenue	$3,076	$3,095	$5,934	$18,096
*Other revenue includes support and maintenance and printed circuit board sales.

Geographic Information
The following table presents a summary of revenue by geography for the three and six months ended June 30, 2026 and 2025, based on customer location (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$2,175	$710	$3,865	$1,207
Japan	137	156	519	638
Germany	127	1,186	302	13,990
Canada	130	268	271	572
Other	507	775	977	1,690
Total revenue	$3,076	$3,095	$5,934	$18,096
“Other” includes the rest of Europe, the Middle East, the rest of Asia and Australia where the revenue from a single country is not greater than 10% of total consolidated revenue. In accordance with Company policy, the Company has not had any sales in China, Russia or Ukraine.
Significant customers
A significant customer is defined as one that comprises up to ten percent or more of total revenues in a particular period or ten percent of outstanding accounts receivable balance as of the period end.
The tables below present the significant customers on a percentage of total revenue basis for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	41%	—%	35%	—%
Customer B	—%	35%	—%	76%
Customer C	—%	11%	—%	—%
As of each of June 30, 2026 and 2025, there were two and five significant customers, respectively, that comprised ten percent or more of outstanding accounts receivable balances.
Contract balances
The following table provides information about accounts receivable, contract assets and liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
Trade accounts receivable and contract assets, net:
Trade accounts receivable, net of allowance for credit losses and excluding unbilled receivables	$1,553	$1,021
Unbilled receivable contract asset	466	566
Contract acquisition costs	3,325	940
Capitalized fulfillment costs	717	—
Total contract assets	$6,061	$2,527

Contract liabilities:
Deferred revenue, current	$9,234	$2,778
Deferred revenue, non-current	1,322	560
Total contract liabilities	$10,556	$3,338

The allowance for credit losses related to trade accounts receivable was nominal as of June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026, the Company recorded no write-offs of accounts receivable deemed uncollectible, respectively. During each of the three and six months ended June 30, 2025, the Company recorded $0.1 million write-offs of accounts receivable deemed uncollectible.
The revenue recognized in the condensed consolidated statements of operations and comprehensive loss that was included in the contract liability balance at the beginning of each period was $2.0 million and $14.6 million for the six months ended June 30, 2026 and 2025, respectively.
Changes in deferred revenue from contracts with customers were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$3,338	$19,356
Deferral of revenue	13,103	4,313
Recognition of deferred revenue	(5,885)	(18,109)
Balance at end of period	$10,556	$5,560
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
As of June 30, 2026, the aggregate amount of remaining performance obligations that were unsatisfied or partially unsatisfied related to customer contracts was $40.7 million, of which approximately 57% is expected to be recognized to revenue in the next 12 months and 72% is expected to be recognized to revenue in the next two years with the remainder to be recognized thereafter. Revenues allocated to remaining performance obligations represents the transaction price of noncancellable orders for which service has not been performed, which include deferred revenue and the amounts that will be invoiced and recognized as revenues in future periods from open contracts and excludes unexercised renewals.
5. MARKETABLE INVESTMENT SECURITIES
The Company holds investments in time deposits and in U.S. government bonds, which are classified as available-for-sale. The following table presents the components of the Company's available-for-sale debt securities as of June 30, 2026 and December 31, 2025:

	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
As of June 30, 2026
U.S. government bonds	$149,595	$—	$22	$149,573
Time deposits	$100,000	$—	$—	$100,000
As of December 31, 2025
U.S. government bonds	$248,980	$154	$—	$249,134
During the three months ended June 30, 2026, $150.0 million of available-for-sale debt securities matured.
As of June 30, 2026, the Company held $249.6 million of available-for-sale debt securities, all of which had contractual maturities of one year or less.
As of June 30, 2026, accrued interest receivable related to available-for-sale debt securities totaled $1.8 million, and was excluded from the disclosed amortized cost basis. Accrued interest receivable is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets.

6. BALANCE SHEET DETAILS
Inventories
Inventories consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Raw materials	$3,393	$2,746
Work-in-process	95	30
Total inventories	$3,488	$2,776
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Prepaid services	$1,705	$1,339
Interest receivable	2,855	3,093
Prepaid software	1,730	1,550
Prepaid insurance	282	421
Prepaid rent	323	182
Other	1,977	803
Total prepaid expenses and other current assets	$8,872	$7,388

Other non-current assets, net
Other non-current assets, net consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Investment in equity securities	$4,232	$2,391
Deferred financing costs	742	725
Long-term deposits	298	251
Contract acquisition costs, net	4,042	940
Total	$9,314	$4,307
Equity Securities
During the six months ended June 30, 2026, an observable transaction occurred in the class of securities held by the Company in one of our privately-held equity investees. Consequently, the carrying value of the Company’s investment was adjusted based on the transaction price, resulting in a net gain of $1.9 million, recorded in gain on investment in marketable securities, net on the condensed consolidated statements of operations and comprehensive loss.
Deferred financing costs
The deferred financing costs are deferred issuance costs related to the Equipment Financing Agreement. See Note 9 - Loans payable, net for additional information.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Accrued compensation and related benefits	$7,941	$10,348
Accrued professional services	3,040	4,086
Other accruals	1,154	1,404
Total accrued expenses and other current liabilities	$12,135	$15,838

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Quantum computer systems	$17,153	$15,028
Lab equipment	10,540	7,555
Computer equipment	5,738	5,659
Leasehold improvements	2,482	2,407
Furniture and fixtures	554	541
Construction-in-progress	7,264	2,514
Total property and equipment	43,731	33,704
Less: Accumulated depreciation	(21,655)	(25,863)
Total property and equipment, net	$22,076	$7,841
Depreciation expense for the three months ended June 30, 2026 and 2025 was $1.0 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $1.8 million and $0.6 million, respectively.
8. INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Developed technology	$216,700	$—
Trademarks	450	—
Acquired software	528	1,335
Internally developed software	1,361	907
Other intangible assets	46	46
Total intangible assets	219,085	2,288
Less: Accumulated amortization	(7,269)	(1,373)
Total intangible assets, net	$211,816	$915
Intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 2.0 to 15.0 years, depending on the asset class, as described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. Amortization expense for the three months ended June 30, 2026 and 2025 was $3.7 million and $0.04 million, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $6.7 million and $0.1 million, respectively.

Future Amortization
As of June 30, 2026, estimated future amortization expense is as follows (in thousands):

Amounts
2026 (remaining)	$7,524
2027	14,919
2028	14,608
2029	14,465
2030	14,447
Thereafter	145,196

9. LOANS PAYABLE, NET
Loans payable, net consisted of the following (in thousands):

	Effective Interest Rate	As of June 30, 2026	As of December 31, 2025
Loans payable, net, current:
Equipment Financing Term Loan, current	16.45%	$146	$134
Total loans payable, net, current		$146	$134
Loans payable, net, non-current:
SIF Loan	Variable[1]	$34,662	$35,525
Equipment Financing Term Loan, non-current		224	300
Total loans payable, net, non-current		$34,886	$35,825
1Refer below for additional information on the SIF Loan repayment period and effective interest rate.
SIF Loan
On November 20, 2020, the Company entered into the SIF Loan and subsequently received the full C$40.0 million in eight tranches between November 2020 and December 2023. Funds from the SIF Loan were used for various research and development projects.
Principal and interest amounts to be repaid under the SIF Loan are determined using a revenue-based formula, and are capped at 150% of the principal amount (the “Repayment Cap”). Repayments are due in up to 15 annual installments, commencing on April 30 of the second fiscal year following the fiscal year in which the Company first reports annual revenue of at least $70.0 million (the “Benchmark Year”). If the Company fails to reach $70.0 million in annual revenue after 14 years from origination, or if the total of the 15 revenue-based annual installments is less than the principal amount, any remaining repayment obligation will be forgiven.
Repayments of the SIF Loan can also be triggered upon default of the agreement, termination of the agreement, or upon a change of control that has not been approved by the Canadian government. As of June 30, 2026, the Company is not aware of any events that would trigger default or termination of the agreement.
The gross proceeds of the SIF Loan were recorded as a liability related to the sale of future revenues (see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies). As of June 30, 2026 and December 31, 2025, the Company calculated a weighted average effective interest rate for all tranches of 2.61% based on the most recent long-term revenue projections at each reporting date.
The estimated fair value of the SIF Loan (Level 3) at June 30, 2026 was $17.9 million. The fair value of SIF Loan was valued using a discounted cash flow model, with significant assumptions relating to the amount and timing of future revenues and the appropriate discount rate.
Equipment Financing Term Loan
On August 1, 2025, the Company entered into an equipment financing agreement (the “Equipment Financing Agreement”). The agreement provides for a total conditional commitment of $13.8 million, with an initial draw of $0.5 million made upon execution. Amounts drawn under the agreement are recognized as a term loan (the “Equipment Financing Term Loan”). The remaining commitment is available until February 1, 2027, which may be extended to August 1, 2027 if at least $11.5 million is drawn by that date.
A commitment fee of 1% of the total conditional commitment was paid to the financial institution providing the Equipment Financing Agreement (the “Lender”) upon the initial draw. The Lender also received a ten-year warrant to purchase 21,563 Common Shares at an exercise price of $16.05 per share. A non-utilization fee of 3% will apply to the undrawn portion of the first $11.5 million as of the termination date (either February 1, 2027 or August 1, 2027, as applicable).
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
As of June 30, 2026, the Company had drawn $0.5 million under the Equipment Financing Agreement. The carrying amount of the outstanding equipment financing at June 30, 2026 was $0.4 million, measured at amortized cost. As of June 30, 2026, only a minimal portion of the deferred issuance costs had been reclassified to debt discount related to the initial draw and $0.7 million of deferred issuance costs remained unallocated.
The estimated fair value of the Equipment Financing Term Loan approximates its carrying value (Level 2) and was $0.4 million at June 30, 2026. The fair value of the Equipment Financing Term Loan was valued using a discounted cash flow model, with key inputs relating to terms, discount rate and expectations for defaults and prepayments.
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
Each such Warrant was exercisable at an exercise price of $11.50 (the “Warrant Exercise Price”) for 1.4541326 Common Shares, or an approximate exercise price per Common Share of $7.91, subject to adjustments. The Warrants were exercisable only for a whole number of Common Shares, and no fractional shares were issuable. The Warrants were originally scheduled to expire on August 5, 2027, unless earlier redeemed or liquidated.
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
There were no Public or Private Warrants outstanding at June 30, 2026.

D-Wave Systems Warrant Transaction Agreements
In November 2020, contemporaneously with a revenue arrangement, D-Wave Systems entered into a contract pursuant to which D-Wave Systems agreed to cancel a previously issued warrant with a customer and replace it with a warrant to acquire up to 3,247,637 shares of its Class A Preferred Shares (the “Warrant Preferred Shares”), subject to certain vesting requirements. The warrant agreement was amended on August 5, 2022, contemporaneously with the closing of the Merger, to convert the Warrant Preferred Shares to a warrant to acquire up to 2,889,282 Common Shares of the Company in accordance with the conversion ratio of 0.889657 (the “Conversion Ratio”) established in the Merger. The warrants vest based on various contractual milestones. The warrant agreement was terminated on November 28, 2022. As of the termination date of the agreement, approximately 40% of the warrants had vested, resulting in warrants exercisable for up to 1,155,713 Common Shares remaining after the termination date. The vested warrants will remain exercisable for up to 1,155,713 Common Shares at an exercise price of $2.16 per Common Share until November 29, 2026. As of June 30, 2026, no additional Warrant Preferred Shares were vested or were probable of vesting.
Warrants Issued in Connection with Equipment Financing
In connection with the Equipment Financing Agreement, the Company issued warrants to purchase 21,563 Common Shares, as further described in Note 9 - Loans payable, net.
11. STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In April 2020, the Board of Directors of D-Wave Systems approved the 2020 Equity Incentive Plan (the “2020 Plan”) which provides for the grant of qualified incentive stock options (“ISO”) and non-qualified stock options (“NSO”), restricted stock, RSUs or other awards to the Company’s employees, officers, directors, advisors, and outside consultants. Following the Merger, awards outstanding under the 2020 Plan continued to be governed by the 2020 Plan; however, the Company will not grant any further awards under the 2020 Plan.
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
Share-based compensation awards are settled by issuing new shares.
Common stock option activity
The following table summarizes the Company’s stock option activity during the periods presented (in thousands except share and per share data):

	Number of options	Weighted average exercise price ($)	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($)
Outstanding as of December 31, 2025	3,608,170	1.90	6.36	87,511
Granted	592,392	2.64
Exercised	(1,331,936)	1.21
Forfeited and expired	(16,748)	2.31
Outstanding as of June 30, 2026	2,851,878	2.37	6.52	61,653
Options exercisable as of June 30, 2026	1,884,345	2.43	5.81	40,623
Options unvested as of June 30, 2026	967,533	2.25	7.90	21,030

Restricted stock unit awards
The following table summarizes the RSU activity and related information under the 2022 Plan:

	Number of RSUs	Weighted average Grant Date Fair Value ($)
Unvested as of December 31, 2025	8,215,915	6.56
Granted	3,293,489	21.56
Forfeited and expired	(151,630)	18.80
Vested	(1,951,810)	6.14
Unvested as of June 30, 2026	9,405,964	11.71
Stock-based compensation expense
The following table summarizes the stock-based compensation expense classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$279	$231	$464	$373
Research and development	5,092	2,329	9,665	3,783
General and administrative	4,100	3,083	6,090	4,900
Sales and marketing	1,642	1,028	2,913	1,608
Total stock-based compensation	$11,113	$6,671	$19,132	$10,664
During the three months ended June 30, 2026 and 2025, total compensation cost capitalized as part of property and equipment and intangible assets was $0.3 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, total compensation cost capitalized as part of property and equipment, intangible assets and contract assets was $0.4 million and $0.1 million, respectively.
As of June 30, 2026, total unrecognized stock-based compensation cost, net of estimated forfeitures, related to our unvested stock awards was $115.8 million. This amount is based on an estimated future forfeiture rate of 2.34% per year and will be recognized over a weighted-average period of approximately 2.5 years.
12. COMMITMENTS AND CONTINGENCIES
Lease obligations
The Company primarily enters into leases for office space that are classified as operating leases. During the three months ended June 30, 2026 and 2025, total operating lease costs were $1.1 million and $0.5 million, respectively. During the six months ended June 30, 2026 and 2025, total operating lease costs were $2.1 million and $1.0 million, respectively.
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
As of June 30, 2026, the Company was not subject to any material litigation or pending litigation claims.

13. NET LOSS PER SHARE
The following tables set forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,
	2026	2025
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(48,028)	$(167,329)
Denominator:
Weighted-average common stock outstanding	370,840,115	302,288,793
Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.55)

	Six Months Ended June 30,
	2026	2025
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(66,385)	$(172,750)
Denominator:
Weighted-average common stock outstanding	369,165,968	294,398,419
Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.59)
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
Potentially dilutive securities (upon conversion) that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30, 2026
	2026	2025
Public Warrants as converted to Common Shares (Note 10)	—	5,387,118
Private Warrants as converted to Common Shares (Note 10)	—	8,107,302
D-Wave Systems Warrant Preferred Shares as converted to Common Shares (Note 10)	1,155,713	1,155,713
Equipment Financing Agreement Warrant – Common Shares (Note 9)	21,563	—
Stock options issued and outstanding	2,851,878	6,776,433
Unvested restricted stock unit awards	9,405,964	10,894,644
Total	13,435,118	32,321,210

14. SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates as one operating segment managed on a consolidated basis. The financial information regularly reviewed by the Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), is presented on the same basis as the Company's consolidated financial statements. The measure of profit or loss used by the CODM to allocate resources and assess performance is consolidated net loss. Significant expense categories are not presented, as the expense information regularly provided to the CODM is presented on the same basis as the consolidated statements of operations and comprehensive loss. The CODM relies on consolidated net loss as a comprehensive measure of the Company, considering all revenues and expenses, including cost of revenue, research and development expenses, general and administrative expenses and sales and marketing expenses, to assess the Company’s overall performance and inform strategic decisions on cost control, pricing and investments. Additionally, the CODM reviews total assets to assess the Company's financial position and resource allocation. The CODM also reviews forward-looking expense information contained in budgets and operating plans to manage operations and allocate resources.
See the condensed consolidated financial statements and accompanying footnotes for consolidated net loss, total expenditures for additions to long-lived assets, total assets and other financial information regarding the Company’s single operating segment. See Note 4 - Revenue from contracts with customers for additional information about revenue by geography.
The following table sets forth the long-lived assets, consisting of property and equipment, net and operating lease right-of-use assets, by geographic area as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Canada	$18,754	$13,802
United States	15,326	515
Other	38	42
Total long-lived assets	$34,118	$14,359
15. SUBSEQUENT EVENTS
The Company has evaluated all events occurring through August 6, 2026, the date on which the condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure except the following:
Transfer to The Nasdaq Stock Market LLC
In July 2026, we voluntarily transferred the listing and trading of our Common Shares from the New York Stock Exchange (the “NYSE”) to The Nasdaq Stock Market LLC (“Nasdaq”), retaining the ticker symbol “QBTS”. The listing and trading of our Common Shares on the NYSE ended as of market close on July 24, 2026 and trading of our Common Shares on Nasdaq began at market open on July 27, 2026.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in Part I, Item 1 of this Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. The following discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including risks described in this Report, and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the SEC. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. In this section, unless otherwise specified, the terms “we”, “our”, “us”, “D-Wave” or the “Company” refer to D-Wave Quantum Inc. and its subsidiaries following the closing of the Merger while “D-Wave Systems” refers to D-Wave Systems Inc. prior to such closing. All other capitalized terms have the meanings ascribed thereto elsewhere in this Report. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview
We are focused on the development and delivery of quantum computing systems, software, and services. We are the world’s first commercial supplier of quantum computers, and the first to offer dual-platform quantum computing products and services, spanning both annealing and gate-model quantum computing technologies. Our superconducting quantum computers provide sub-second response times and can be deployed on-premises or accessed through our LeapTM quantum cloud service (the “Leap service”), which offers 99.9% availability and uptime. Customers apply our technology to address use cases spanning optimization, artificial intelligence, research and more. Our current sixth-generation annealing quantum computing system is named Advantage2.
Our business model is focused on generating revenue from providing customers access to our quantum computing systems via the cloud in the form of quantum computing as a service (“QCaaS”) products, providing professional services wherein we assist our customers in identifying and implementing quantum computing applications, and selling our quantum computer systems to customers.
We have four operating facilities, which we lease, in North America. These facilities are located in Burnaby, British Columbia, Richmond, British Columbia, Palo Alto, California, and New Haven, Connecticut. In addition, we plan to transition our corporate headquarters before the end of 2026 from Palo Alto, California to Boca Raton, Florida, and open a key U.S. R&D facility there under a new lease agreement.
During the six months ended June 30, 2026 and 2025, we generated revenue totaling $5.9 million and $18.1 million, respectively. We have incurred significant operating losses since inception. For the six months ended June 30, 2026 and 2025, our operating losses were $108.0 million and $37.8 million, respectively, and our net losses were $66.4 million and $172.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future as we continue to invest in a number of research and development programs as well as a variety of go-to-market initiatives. As of June 30, 2026, we had an accumulated deficit of $1.0 billion.
Acquisition of Quantum Circuits, Inc.
On January 20, 2026, we completed the acquisition (the “Acquisition”) of all of the issued and outstanding equity of Quantum Circuits, Inc. (“Quantum Circuits”), pursuant to the Agreement and Plan of Merger, dated January 6, 2026, by and among the Company, Quantum Circuits, Quest Acquisition Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, Quest Acquisition Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the Securityholders (as defined therein) (the “Acquisition Agreement”). The aggregate consideration (the “Acquisition Consideration”) delivered at the closing of the Acquisition consisted of 10,430,444 Common Shares (the “Stock Consideration”) and $250,000,000 in cash, subject to a net debt adjustment and such other adjustments as set forth in the Acquisition Agreement. The issuance and sale of the Stock Consideration was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act, Regulation D and/or Regulation S promulgated under the Securities Act. In accordance with the Acquisition Agreement, we assumed outstanding unvested options to purchase shares of Quantum Circuits common stock and adjusted such assumed options into options to purchase our Common Shares. Vested options and warrants to purchase Quantum Circuits common stock were cancelled in exchange for a pro rata portion of the Acquisition Consideration, subject to the adjustments described in the Acquisition Agreement.
Concurrently with the execution and delivery of the Acquisition Agreement, we entered into a lock-up agreement (each, a “Lock-Up Agreement”) with specified key employees of Quantum Circuits (each, a “Key Employee”) with respect to a portion of the Common Shares received as Acquisition Consideration, pursuant to which, subject to certain exceptions, each Key Employee may not transfer 50% of the Common Shares received by such Key Employee as Acquisition Consideration for a period of five years, subject to the terms and conditions of the Lock-Up Agreement, including accelerated release in specified events.
In addition, we and the former securityholders of Quantum Circuits (the “Securityholders”) entered into a Registration Rights Agreement under which the Securityholders have specified registration rights relating to the Stock Consideration. On January 20, 2026, we filed a Registration Statement on Form S-3ASR and a related prospectus supplement with the SEC, relating to the resale from time to time of up to 10,430,444 Common Shares by the Securityholders identified as selling stockholders in the prospectus supplement.

Transfer to The Nasdaq Stock Market LLC
In July 2026, we voluntarily transferred the listing and trading of our Common Shares from the New York Stock Exchange (the “NYSE”) to The Nasdaq Stock Market LLC (“Nasdaq”), retaining the ticker symbol “QBTS”. The listing and trading of our Common Shares on the NYSE ended as of market close on July 24, 2026 and trading of our Common Shares on Nasdaq began at market open on July 27, 2026.
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
Revenue from quantum computing system sales and system upgrade projects is recognized over time during the installation or upgrade period using an input method, with progress measured based on costs incurred to date relative to total estimated costs, a percentage-of-completion approach, as the Company concluded that the criteria for over-time revenue recognition under ASC 606 are met. This approach is applied to system sales and upgrade projects that span multiple reporting periods and meet the criteria for over-time revenue recognition in accordance with ASC 606. Both revenue from quantum computing system sales and revenue from system upgrade projects are classified within system sales in our financial statements.
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

We expect our total cost of revenue to trend upward in absolute dollars in future periods, corresponding to our anticipated growth in revenue and the higher costs that are necessary to support our customers, maintain the Leap service, install and operate our quantum computing systems, and deliver our professional services. Over the long term, we expect QCaaS to become a larger component of our revenue mix and gross margin to improve, reflecting the lower delivery costs of QCaaS relative to professional services. In addition, our revenue mix may also shift toward quantum computing system sales in certain periods. As a result, gross margins may fluctuate depending on the relative contribution of QCaaS, system sales, and professional services in a given period.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Variance
(In thousands, except share and per share data)	2026	2025	Amount	%
Revenue	$3,076	$3,095	$(19)	(1)%
Cost of revenue	1,372	1,119	253	23%
Total gross profit	1,704	1,976	(272)	(14)%
Operating expenses:
Research and development	28,239	12,694	15,545	122%
General and administrative	15,388	9,151	6,237	68%
Sales and marketing	11,355	6,633	4,722	71%
Total operating expenses	54,982	28,478	26,504	93%
Loss from operations	(53,278)	(26,502)	(26,776)	101%
Other income (expense), net:
Interest income	5,028	4,311	717	17%
Interest expense	(255)	(206)	(49)	24%
Gain on investment in marketable securities, net	—	—	—	n/a
Change in fair value of warrant liabilities	—	(142,048)	142,048	(100)%
Other income (expense), net	485	(2,884)	3,369	(117)%
Total other income (expense), net	5,258	(140,827)	146,085	(104)%
Loss before income taxes	(48,020)	(167,329)	119,309	(71)%
Income tax benefit (provision), net	(8)	—	(8)	n/a
Net loss	(48,028)	(167,329)	119,301	(71)%
Foreign currency translation adjustment	140	787	(647)	(82)%
Unrealized losses on available-for-sale securities	(7)	—	(7)	n/a
Reclassification adjustment for realized gains (losses) included in net income	(16)	—	(16)	n/a
Net comprehensive loss	$(47,911)	$(166,542)	$118,631	(71)%

Revenue
Revenue remained consistent at $3.1 million for the three months ended June 30, 2026 as compared to $3.1 million for the three months ended June 30, 2025. System sales decreased by $0.8 million, offset by an increase in QCaaS revenue of $0.6 million and an increase in professional services revenue of $0.2 million. The decrease in system sales was primarily due to variability in the timing and extent of system installation activities in each period.
Cost of Revenue
Cost of revenue increased by $0.3 million, or 23%, to $1.4 million for the three months ended June 30, 2026 as compared to $1.1 million for the three months ended June 30, 2025. The increase in cost of revenue was primarily due to an increase in personnel costs of $0.4 million, partially offset by a decrease in infrastructure costs of $0.1 million.
Operating Expenses
Research and Development Expenses
Research and development expenses increased by $15.5 million, or 122%, to $28.2 million for the three months ended June 30, 2026 compared to $12.7 million for the three months ended June 30, 2025. The increase was primarily driven by increases in personnel costs of $5.2 million, depreciation and amortization expense of $4.1 million and stock-based compensation expense of $2.9 million.

General and Administrative Expenses
General and administrative expenses increased by $6.2 million, or 68%, to $15.4 million for the three months ended June 30, 2026 as compared to $9.2 million for the three months ended June 30, 2025. The increase was primarily driven by increases in personnel expenses of $2.0 million, stock-based compensation expense of $1.0 million, and software costs of $0.6 million. In addition, the prior period included a $1.0 million bad debt recovery that did not recur.
Sales and Marketing Expenses
Sales and marketing expenses increased by $4.8 million, or 71%, to $11.4 million for the three months ended June 30, 2026 as compared to $6.6 million for the three months ended June 30, 2025. The increase was primarily driven by increases in personnel costs of $2.5 million, marketing expenses of $0.9 million and stock-based compensation expense of $0.6 million.
Other Income (Expense), net
Interest income
Interest income increased by $0.7 million, or 17%, to $5.0 million for the three months ended June 30, 2026 as compared to $4.3 million for the three months ended June 30, 2025. The increase was driven primarily by interest earned on higher cash and cash equivalent balances and the Company’s investment in short-term government debt.
Interest Expense
Interest expense increased modestly to $0.3 million for the three months ended June 30, 2026 as compared to $0.2 million for the three months ended June 30, 2025.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities was zero for the three months ended June 30, 2026 as compared to $142.0 million for the three months ended June 30, 2025. The Company had no Public Warrants outstanding following the redemption of all remaining warrants on November 19, 2025 pursuant to the Warrant Agreement.

Other income (expense), net
Other income (expense), net increased by $3.4 million or 117%, to a net other income of $0.5 million for the three months ended June 30, 2026 as compared to a net other expense of $2.9 million for the three months ended June 30, 2025. The increase was primarily driven by the impact of net foreign exchange gain in the prior period of $3.3 million resulting from appreciation of the U.S. Dollar against certain foreign currencies.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table sets forth our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,		Variance
(In thousands, except share and per share data)	2026	2025	Amount	%
Revenue	$5,934	$18,096	$(12,162)	(67)%
Cost of revenue	2,412	2,243	169	8%
Total gross profit	3,522	15,853	(12,331)	(78)%
Operating expenses:
Research and development	54,032	22,982	31,050	135%
General and administrative	35,663	17,108	18,555	108%
Sales and marketing	21,832	13,556	8,276	61%
Total operating expenses	111,527	53,646	57,881	108%
Loss from operations	(108,005)	(37,793)	(70,212)	186%
Other income (expense), net:
Interest income	10,813	7,410	3,403	46%
Interest expense	(514)	(432)	(82)	19%
Gain on investment in marketable securities, net	1,880	—	1,880	n/a
Change in fair value of warrant liabilities	—	(138,105)	138,105	(100)%
Other income (expense), net	997	(3,830)	4,827	126%
Total other income (expense), net	13,176	(134,957)	148,133	(110)%
Loss before income taxes	(94,829)	(172,750)	77,921	(45)%
Income tax benefit (provision), net	28,444	—	28,444	n/a
Net loss	(66,385)	(172,750)	106,365	(62)%
Foreign currency translation adjustment	158	1,285	(1,127)	(88)%
Unrealized losses on available-for-sale securities	(160)	—	(160)	n/a
Reclassification adjustment for realized gains (losses) included in net income	(16)	—	(16)	n/a
Net comprehensive loss	$(66,403)	$(171,465)	$105,062	(61)%
Revenue
Revenue decreased by $12.2 million, or 67%, to $5.9 million for the six months ended June 30, 2026 as compared to $18.1 million for the six months ended June 30, 2025. The decrease was primarily driven by a decrease in system sales of $13.3 million, partially offset by an increase in QCaaS revenue of $0.8 million and an increase in professional services revenue of $0.4 million. The decrease in system sales was primarily due to the timing of progress recognized under the percentage-of-completion method on the system contracted for delivery in each period.
Cost of Revenue
Cost of revenue increased by $0.2 million, or 8%, to $2.4 million for the six months ended June 30, 2026 as compared to $2.2 million for the six months ended June 30, 2025. The increase in cost of revenue was primarily due to an increase in personnel-related costs.

Operating Expenses
Research and Development Expenses
Research and development expenses increased by $31.0 million, or 135%, to $54.0 million for the six months ended June 30, 2026 compared to $23.0 million for the six months ended June 30, 2025. The increase was primarily driven by increases in personnel costs of $10.8 million, depreciation and amortization of $7.4 million and stock-based compensation expense of $6.1 million.
General and Administrative Expenses
General and administrative expenses increased by $18.6 million, or 108%, to $35.7 million for the six months ended June 30, 2026 as compared to $17.1 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in professional fees of $7.2 million (largely comprised of transaction expenses from the Acquisition), an increase in personnel expenses of $4.6 million and acquisition-related insurance expenses of $2.1 million.
Sales and Marketing Expenses
Sales and marketing expenses increased by $8.2 million, or 61%, to $21.8 million for the six months ended June 30, 2026 as compared to $13.6 million for the six months ended June 30, 2025. The increase was primarily driven by increases in personnel costs of $3.6 million, marketing expenses of $2.1 million, and stock-based compensation expense of $1.3 million.
Other Income (Expense), net
Interest income
Interest income increased by $3.4 million, to $10.8 million for the six months ended June 30, 2026 as compared to $7.4 million for the six months ended June 30, 2025. The increase was driven primarily by interest earned on higher cash and cash equivalent balances and the Company’s investment in short-term government debt.
Interest expense
Interest expense increased modestly to $0.5 million for the six months ended June 30, 2026 as compared to $0.4 million for the six months ended June 30, 2025.
Gain on investment in marketable securities, net
Gain on investment in marketable securities, net was a gain of $1.9 million for the six months ended June 30, 2026 as compared to no gain or loss for the six months ended June 30, 2025. The gain in the current period was attributable to an observable price change resulting from a third-party transaction involving the Company’s investment in a privately-held company. Accordingly, the carrying value of the investment was adjusted based on the transaction price, resulting in a net gain. There was no similar activity for the six months ended June 30, 2025.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities was zero for the six months ended June 30, 2026 as compared to a decrease of $138.1 million for the six months ended June 30, 2025. The fair value of the warrant liabilities varied primarily with the trading price of the Public Warrants, which were listed on the NYSE. The trading price of the Public Warrants decreased during the six months ended June 30, 2025, generally in line with the decline in the trading price of the Common Shares, resulting in a corresponding decrease in the fair value of the warrant liabilities. The Company had no Public Warrants outstanding following the redemption of all remaining warrants on November 19, 2025 pursuant to the Warrant Agreement.
Other income (expense), net
Other income (expense), net increased by $4.8 million or 126%, to a net other income of $1.0 million for the six months ended June 30, 2026 as compared to a net other expense of $3.8 million for the six months ended June 30, 2025. The increase was primarily driven by the impact of net foreign exchange gain in the prior period of $4.8 million resulting from appreciation of the U.S. Dollar against certain foreign currencies.
Income tax benefit (provision), net
Income tax benefit (provision), net was $28.4 million for the six months ended June 30, 2026 as compared to zero for the six months ended June 30, 2025. The increase was primarily driven by deferred tax liabilities assumed in connection with the Quantum Circuits acquisition. The deferred tax liabilities provided an additional source of taxable income required to utilize existing deferred tax assets, which resulted in the partial release of the valuation allowance against the deferred tax assets.

Liquidity and Capital Resources
The Company has historically raised capital through equity issuances, including at-the-market (“ATM”) offerings, an Equity Line of Credit (“ELOC”) with Lincoln Park Capital Fund (“Lincoln Park”), and warrant exercises.
As of December 31, 2025, the Company had completed all issuances under its prior equity programs, including the ELOC and its ATM sales agreements. During the year ended December 31, 2025, the Company received significant net proceeds from these programs, as well as from warrant exercises, which strengthened its liquidity position.
The Company has no Public Warrants outstanding during 2026 following the redemption of all remaining warrants in November 2025 pursuant to the Warrant Agreement.
In addition, the Company entered into the Equipment Financing Agreement in August 2025, which provides a conditional commitment of up to $13.8 million to finance certain capital equipment purchases. Refer to Note 9 - Loans payable, net to the condensed consolidated financial statements for additional information.
Cash Flows
The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating Activities	$(73,463)	$(34,565)
Investing Activities	(260,581)	(357)
Financing Activities	(4,819)	674,969
Effect of exchange rate changes on cash and cash equivalents	158	1,285
Net increase (decrease) in cash and cash equivalents	$(338,705)	$641,332
Cash Flows Used in Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business, and are primarily related to research and development, sales and marketing and general and administrative activities. Our operating cash flows are also affected by our working capital needs and fluctuations in our working capital balances.
For the six months ended June 30, 2026, net cash used in operating activities was $73.5 million, an increase of $38.9 million from $34.6 million for the six months ended June 30, 2025. The change is primarily due to a decrease in net loss of $106.4 million, offset by an increase in cash released from working capital of $9.2 million (primarily related to the recognition of deferred revenue) and a decrease in noncash items added back to net loss of $154.5 million (primarily related to decreased non-cash charges related to remeasurement of the warrant liability, offset by increased non-cash deferred tax benefits).
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 was $260.6 million, an increase of $260.2 million from $0.4 million for the six months ended June 30, 2025. The increase primarily reflects cash consideration for the Acquisition of $252.8 million during the six months ended June 30, 2026. There was no similar activity during the six months ended June 30, 2025.
Cash Flows Provided by Financing Activities
Net cash used by financing activities during the six months ended June 30, 2026 was $4.8 million, as compared to net cash provided by financing activities of $675.0 million for the six months ended June 30, 2025. The change is primarily due to a decrease in proceeds from the issuance of Common Shares pursuant to equity offerings of $574.5 million, and a decrease in proceeds from warrant exercises of $99.3 million.

Contractual Obligations and Commitments
As of June 30, 2026, there have been no material changes with regard to contractual obligations from those disclosed in our “Management's Discussion and Analysis on Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Estimates
There have been no material changes to our critical accounting policies from those disclosed in our “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

	Impact	As of June 30, 2026
Foreign denominated monetary assets and liabilities	OI&E	$(4,523)
Interest Rate Risk
We had cash, cash equivalents, and short-term investments of $546.2 million as of June 30, 2026. We hold our cash and cash equivalents for working capital and general corporate purposes. Our cash and cash equivalents are held in cash and checking deposits, money market funds, and U.S. government securities. Our investments are held in short-term U.S. government securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increased risk. To achieve this objective, we invest in highly liquid securities depending on our strategic cash needs. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. Further, in the event of a significant decline in interest rates, we would consider taking actions to mitigate our exposure to the change.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026:
The following risk factor is amended and restated in its entirety to read as follows:
If we are unable for any reason to meet the continued listing requirements of Nasdaq, such action or inaction could result in a delisting of our Common Shares.
From August 5, 2022 through July 24, 2026, our Common Shares were listed on the NYSE. In July 2026, we voluntarily transferred the listing and trading of our Common Shares from the NYSE to Nasdaq, retaining the ticker symbol “QBTS”. The listing and trading of our Common Shares on the NYSE ended as of market close on July 24, 2026 and trading of our Common Shares on Nasdaq began at market open on July 27, 2026.
We were notified by the NYSE on three occasions, most recently in October 2024, that we were not in compliance with the NYSE's continued listing requirements because the average closing price of our Common Shares was less than $1.00 over a consecutive 30 trading-day period. Such notices had no immediate impact on the listing of our Common Shares, which continued to be listed and traded on the NYSE and on each occasion we regained compliance with the NYSE listing requirements during the period allowed to regain compliance.
Following the transfer of the listing of our Common Shares to Nasdaq, we are subject to similar Nasdaq continued listing requirements. If we cannot remain in compliance with the Nasdaq listing requirements, or cannot regain compliance if we become non-compliant in the future, our Common Shares will be delisted from Nasdaq. The delisting of our Common Shares from Nasdaq would likely make it more difficult for us to raise capital on favorable terms in the future, would likely have a negative effect on the price of our securities and would impair our stockholders' ability to sell or purchase our securities when they wish to do so. In the event of a delisting, actions taken by us to restore compliance with listing requirements may not allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent such securities from dropping below any minimum bid price requirement or prevent future non-compliance with the Nasdaq listing requirements.

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
During the three months ended June 30, 2026, the following executive officer of the Company adopted a “Rule 10b5-1 trading arrangement,” as such term is defined under Item 408 of Regulation S-K:

Name and Title of Director or Executive Officer	Date of Adoption	Expiration Date of Trading Arrangement[1]	Aggregate Number of Securities to be Sold
John M. Markovich, Executive Vice President & Chief Financial Officer	June 16, 2026	March 15, 2027	Up to 495,374 Common Shares
1 The trading arrangement may end earlier if all transactions under the trading arrangement are completed prior to the expiration date.
During the three months ended June 30, 2026, none of the Company's directors or other executive officers adopted a “Rule 10b5-1 trading arrangement,” and none of the Company’s directors or executive officers modified or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Incorporated by Reference Exhibits
		Filer	Form	Exhibit	Filing Date
10.1#	Third Amendment to Full-Time Amended and Restated Employment Agreement, dated April 30, 2026, among D-Wave Quantum Inc., D-Wave Commercial Inc. and Alan Baratz.	D-Wave Quantum Inc.	8-K	10.1	May 4, 2026
10.2*#†	Full-Time Employment Agreement, dated August 19, 2024, between D-Wave Commercial Inc. and Sophie Ames.
10.3*#†	Full-Time Employment Agreement, dated July 15, 2025, between D-Wave Commercial Inc. and Stan Black, and letter amendment thereto dated July 29, 2025 (the “S. Black Employment Agreement”).
10.4*#†	Letter Agreement, dated March 23, 2026, between D-Wave Commercial Inc. and Stan Black, amending the S. Black Employment Agreement.
10.5*	First Amendment to Lease Agreement, dated July 8, 2026, by and between G&I X BRIC Fee Owner LLC and D-Wave Commercial Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

D-Wave Quantum Inc.

August 6, 2026	By:	/s/ John M. Markovich
John M. Markovich
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)